Form 10-Q
period 1995-06-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1995-08-14
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                         FORM 10-Q


     (Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.

   For the quarterly period ended June 30, 1995 or

 _ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

   For the transition period from ______________ to ____________

   Commission file number   1-10340

                          Allou Health & Beauty Care, Inc.
                (Exact name of registrant as specified in its charter)

        Delaware                                             11-2953972
 (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                      Identification No.)

              50 Emjay Boulevard, Brentwood, NY              11717
         (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code    (516)  273-4000

  ______________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   X  .   No _____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                          August 7, 1995

  Class A Common Stock, $.001 par value                   4,461,725

  Class B Common Stock, $.001 par value                   1,200,000










                                           10Q-2

                              ALLOU HEALTH & BEAUTY CARE, INC.


                                           INDEX

                                                                         Page
     Part I.  Financial Information

       Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheet                                     3

             Consolidated Statement of Incomer and Retained Earnings        4

             Consolidated Statement of Cash Flows                           5

             Notes to Consolidated Financial Statements                   6-11

       Item 2.  Managements' discussion and analysis of
             financial condition and results of operations               12-13

    Part II.  Other Information                                          14-15

    Signatures                                                             16

                              ALLOU HEALTH & BEAUTY CARE, INC.
                                 CONSOLIDATED BALANCE SHEET

                                           ASSETS

                                                   June 30,      March 31,
                                                   1995          1995
 Current Assets

   Cash                                          $ 101,913      $ 126,237
   Accounts Receivable (less allowance for
    doubtful accounts of $364,165 at June 30,
    1995 and $286,165                           38,024,676     28,473,020
    at March 31, 1995 (Note 5)
   Inventories (Notes 1 & 5)                    64,520,618     57,270,710
   Other Current Assets (Note 2)                 7,263,586     15,546,524
                                                ----------     ----------
       Total Current Assets                   $109,910,793   $101,416,491

   Fixed Assets, Less Accumulated Depreciation
    (Notes 1 & 3)                                2,862,738      2,186,968
   Other Assets (Note 4)                         3,161,634      2,610,504
                                               -----------    -----------
       TOTAL ASSETS                           $115,935,165   $106,213,963

                       LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities
   Amounts Due Bank (Note 5)                  $ 60,554,287   $ 54,128,480
   Current Portion of Long-Term Debt (Note 6)      241,554        245,116
   Accounts Payable and Accrued                 12,569,637     10,326,065
    Expenses (Note 7)
   Income Taxes Payable (Note 10)                  557,925        524,187
                                                ----------     ----------
      Total Current Liabilities               $ 73,923,403   $ 65,223,848

 Long Term Liabilities
   Long-Term Debt, Less Current                    616,601        751,783
    Portion (Note 6)
   Deferred Income Taxes (Note 1)                   62,122         62,122
                                                ----------      ---------
     Total Long Term Liabilities                   678,723        813,905
                                                ----------      ---------
     TOTAL LIABILITIES                        $ 74,602,126   $ 66,037,753

 Commitments & Contingencies (Note 8)

 Stockholders' Equity (Notes 1 & 9)
  Preferred Stock, $.001 par value,
   1,000,000 shares authorized, none
   issued and outstanding
  Class A Common Stock, $.001 par value;
   10,000,000 shares authorized and
   4,461,725 issued and outstanding
   at June 30, 1995 and March 31, 1995,
   respectively                                    $ 4,462        $ 4,462
  Class B Common Stock, $.001 par value;
   1,700,000 authorized, 1,200,000 issued
   and outstanding at June 30, 1995
   and March 31, 1995                                1,200          1,200
  Additional Paid-In Capital                    23,241,098     23,241,098
  Retained Earnings                             18,086,279     16,929,450
                                                ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                 41,333,039     40,176,210
                                                ----------     ----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $115,935,165   $106,213,963


  The accompanying notes are an integral part of this financial statement.

                    ALLOU HEALTH & BEAUTY CARE, INC.
          CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                  For The Three Months Ended
                                                           June 30,
                                                  1995              1994
 Revenues                                    $64,432,369         $55,345,135

 Costs of Revenues                            57,206,456          48,936,978

   Gross Profit                                7,225,913           6,408,157

 Operating Expenses

   Warehouse & Delivery                        1,599,486           1,461,460
   Selling, General & Administrative           2,494,334           2,613,054

      Total Expenses                           4,093,820           4,074,514

      Income From Operations                   3,132,093           2,333,643

 Other Charges (Credits)

    Interest                                   1,260,261             764,926
    Other                                         (6,997)             (1,834)

       Total                                   1,253,264             763,092

       Income Before Income Taxes              1,878,829           1,570,551
 Provision for Income Taxes (Note 10)            722,000             598,000

       NET INCOME                              1,156,829             972,551



       RETAINED EARNINGS - BEGINNING          16,929,450          12,248,149

       RETAINED EARNINGS - ENDING            $18,086,279         $13,220,700

 Net Income Per Common Share:  (Note 1)
   Primary and Fully Diluted                        $.20                $.17

                       ALLOU HEALTH & BEAUTY CARE INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    For The Three Months Ended
                                                            June 30,
                                                    1995               1994
 Cash Flows From Operating Activities

      Net Income                                $ 1,156,829        $ 972,551

  Adjustments to Reconcile Net Income to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization                  102,991           85,472

 Decrease (Increase) In Assets:

  Accounts Receivable                            (9,551,656)      (6,392,288)
  Inventory                                      (7,249,908)      (9,247,081)
  Prepaid Purchases and Other Assets              7,731,808          876,709

 Increase (Decrease) In Liabilities:
  Accounts Payable and Accrued Expenses           2,243,572        2,875,714
  Income Taxes Payable                               33,738          316,826

    Net Cash Used In Operating Activities        (5,532,626)     (10,512,097)

 Cash Flows Used in Investing Activities
  Acquisition of Fixed Assets                      (778,761)        (235,405)

 Cash Flows From Financing Activities
  Net Increase in Amounts Due Bank                6,425,807       10,221,654
  Repayment of Debt                                (138,744)         (23,804)
  Net Proceeds From Exercise of
    Warrants & Options                                - 0 -          368,650

     Net Cash Provided By Financing Activities    6,287,063       10,566,500

      INCREASE (DECREASE) IN CASH                   (24,324)        (181,002)


      CASH AT BEGINNING OF PERIOD                   126,237          351,047

      CASH AT END OF PERIOD                       $ 101,913        $ 170,045


 Supplemental Disclosures of Cash Flow Information:

  Cash Paid For:

   Interes                                       $1,228,415         $724,839
   Income Taxes                                    $688,262         $281,174


  The accompanying notes are an integral part of this financial statement.

                    ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A.  Organization:

         Allou Health & Beauty Care, Inc. (the "Company") was incorporated on January 20, 1989 under the laws of the state of Delaware, on which date it acquired all of the outstanding shares of Allou Distributors, Inc. in exchange for 2,400,000 shares of (1,200,000 post-split) its Class B common stock, thus making it a wholly-owned subsidiary.

         Effective April 1, 1993, the Company acquired all of the outstanding shares of M. Sobol, Inc., a wholesaler of pharmaceutical products in a transaction accounted for under the purchase method. The price for the stock was $1,472,382. The fair market value of the assets acquired and liabilities assumed were as follows:

          Cash                                   $    63,768
          Accounts Receivable (net of
           allowance for doubtful
           accounts of $108,620)                   1,483,925
          Inventory                                2,078,324
          Other Current Assets                        28,695
          Accounts Payable                        (1,613,035)
          Due to Bank (subsequently paid off)     (2,100,000)

         These financial statements include the consolidated operations of the Company and its subsidiaries. All intercompany transactions have been eliminated.

     B.  Description of Operations:

         The Company is engaged in the business of distributing brand name and Allou Brands health and beauty aids, cosmetics, fragrances, grocery products and pharmaceuticals to independent retailers primarily in the New York metropolitan area, as well as in the Pennsylvania and Florida areas.

     C.  Revenue Recognition:

         The Company recognizes revenue on its entire product line at the time the products are shipped to the customer.

     D.  Inventories:

         Inventories, which consist of cosmetics, fragrances, health and beauty aids and pharmaceuticals, are stated at the lower of average cost or market.

     E.  Fixed Assets:

         Property  and  equipment  are  stated  at  cost.    Depreciation is
  provided for over the estimated useful lives of the assets by use of straight-line and accelerated methods.

     F.  Deferred Taxes:

         Deferred taxes represent the amount due on the cumulative effect of change of inventory valuation from LIFO to Average Cost Method. As permitted by applicable tax regulations, this amount can be included in income for tax purposes ratably over six years.

                     ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     G.  Earnings Per Share:

         Primary and fully diluted earnings per share are computed on weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of the Company's outstanding stock warrants and stock options, which are considered to be common stock equivalents, in accordance with the treasury stock method.

     H. Accounts receivable and inventory at June 30, 1995 include $4,571,417 and $6,698,070, respectively, attributable to M. Sobol Inc., the Company's wholly-owned subsidiary.

 2.  OTHER CURRENT ASSETS:

         Included in other current assets at June 30, 1995 are $4,803,852 of prepayments on merchandise and $1,350,000 of non-interest bearing officers loans.

 3.  PROPERTY AND EQUIPMENT:
                                           June 30,    March 31,    Estimated
                                             1995        1995      Useful Lives

     Machinery & Equipment               $1,031,474     $954,380      5 years
     Furniture, Fixtures &
      Office Equipment                    1,901,495    1,782,192    5-10 years
     Transportation Equipment                96,750       96,750    3-5 years
     Leasehold Improvements               1,952,459    1,370,095     10 years

                                          4,982,178    4,203,417

     Less:  Accumulated Depreciation      2,119,440    2,016,449

                                         $2,862,738   $2,186,968

 4.  OTHER ASSETS:

         Included in other assets is $1,429,405 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary (see note 1-A). and $1,438,120 of non-interest bearing officers loans. The goodwill is being amortized over forty years.

 5.  AMOUNTS DUE BANK:

         The  Company  has  a  secured  line  of credit with a consortium of
  banks.   The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventory with aggregate maximum advances of up to $85,000,000, including a $4,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2 1/8% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at June 30, 1995 was 8.27%, which was based on a combination of 2 1/8% above the Eurodollar rate and 3/8% above the prime rate.

                             ALLOU HEALTH & BEAUTY CARE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

 6.  LONG-TERM DEBT:

     Long-term debt consists of:

     (a) notes collateralized by certain of the Company's equipment, payable in aggregate monthly installments of approximately $13,000, which include interest at rates varying from 1% above the prime rate to 11.5%, for the three months ended June 30, 1995.

     (b) a loan payable to the previous stockholder of M. Sobol, Inc. (see note 1-A). Interest payable on the declining principal balance has been calculated at 5.45% per annum, through April 1, 2000.

         The aggregate long-term debt is payable as follows:

          Year Ended
           March 31,

          1996 (9 months)      $106,372
          1997                  222,393
          1998                  154,230
          1999                  140,332
          2000-2001             234,828
                                -------
                               $858,155

 7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
                                                     June 30,        March 31,
                                                      1995            1995

     Cost of Revenues                             $11,397,450       $9,016,485
     Selling, General & Administrative                590,421          621,734
     Interest - Bank                                  288,164          313,525
      Payroll                                         293,602          374,321
                                                   ----------       ----------
                                                  $12,569,637      $10,326,065

 8.  COMMITMENTS AND CONTINGENCIES:

     A.  Operating Leases:

         Effective April 1995, the Company's lease was renegotiated to include additional space and the lease term was extended to May 2005.
  As of June 30, 1995, the minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

                  Year Ended
                   March 31,

                     1996 (9 months)   $  410,098
                     1997                 546,797
                     1998                 546,797
                     1999                 546,797
                     2000-2005          3,742,443


                                 -8-


                           ALLOU HEALTH & BEAUTY CARE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


     A.  Operating Leases: (Continued)

         Rent expense for the three months ended June 30, 1995 and 1994 amounted to $154,168 and $108,875, respectively.

     B. The Company uses an entity for its deliveries using the Company's leased trucks and is charged on a per load basis. The Company assigned the truck lease to this non-affiliated entity, however, the Company has guaranteed payment and performance on all terms of the lease through its expiration in 1997.

         The Company owns a trailer truck which has been assigned to an entity in exchange for such entity assuming the loan payments for such truck, which remain an obligation of the Company.

     C.  Union:

         The Company has an agreement with the National Organization of Industrial Trade Unions which terminates on December 14, 1997. The agreement covers all warehouse and receiving employees, excluding supervisory personnel.

     D.  Stock Option Plans:

         The Company has adopted Stock Option Plans which provide for the granting of stock options to certain key employees and directors. An aggregate of 1,300,000 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at no less than 110% of the fair market value at the date of grant. As of June 30, 1995, the Company had 1,176,950 of outstanding options at prices ranging from $2.50 to $10.00.

     E. The Company has three year employment agreements, which commenced August 1, 1992, providing for salaries of $150,000 for three of the officers and $225,000 for the fourth. In addition, three of the officers receive bonuses of 2%, 4% and 6% of the Company's earnings before interest and taxes for the fiscal year in excess of $2,000,000, $3,000,000 and $4,000,000, respectively. For the three months ended June 30, 1994, bonus expense amounted to $250,380. For the three months ended June 30, 1995, three of the officers waived their rights to their bonus and the fourth officer received a bonus of $75,000.

     F.  Letter of Credit:

         The Company has an irrevocable standby letter of credit in the sum of $100,000 expiring on June 8, 1996.

                             ALLOU HEALTH & BEAUTY CARE, INC.

 9.  STOCKHOLDERS' EQUITY:

         During the year ended March 31, 1994, the stockholders of the Company voted to reduce the number of shares of authorized Class A common stock from 15,000,000 to 10,000,000 shares and increase the number of authorized Class B common stock from 1,200,000 to 1,700,000
  shares,  both  $.001  par  value  per  share.    The  Company  is also
  authorized to issue 1,000,000 shares of preferred stock. Holders of Class A and Class B common stock share pro rata in all dividends declared by the Board of Directors. The holders of Class A and Class
  B common stock are entitled to one and five votes per share, respectively, for every matter on which the stockholders of the Company are entitled to vote. Each share of Class B common stock is convertible at the option of the holder to one share of Class A common
  stock.    Additionally,  each  share  of Class B common stock shall be automatically converted into one share of Class A common stock upon its sale or transfer (including its transfer upon the death of the holder thereof), except if such sale or transfer is to one or more other holders of Class B common stock, certain family members of the holders of Class B common stock or certain trusts for their benefit.

         During the year ended March 31, 1990, the Company's public offering became effective, whereby 460,000 units, which included 60,000 units allotted to the underwriters, each consisting of three shares of the Company's Class A common stock and three redeemable Class A warrants
  were  sold.   Additionally, the underwriters were granted 40,000 units
  of purchase warrants, each consisting of three shares Class A common stock and three redeemable Class A and Class B warrants. Each Class A warrant entitled the holder to purchase one share of Class A common stock and one Class B warrant at an exercise price of $5.00. Each Class B warrant entitles the holder to purchase for $7.50 one share of
  common  stock.    The  Class A and Class B warrants expired five years
  from the date of issuance.

         During the years ended March 31, 1992 and 1993, 1,367,726 Class A warrants and 3,800 Class B warrants were exercised and 12,274 Class A warrants were redeemed and cancelled.

         During the year ended March 31, 1994, 1,351,716 Class B warrants were exercised and the remaining 12,200 of unexercised Class B warrants were redeemed and cancelled. The Company also issued 36,000 warrants which were exercised for 36,000 shares of Class A common stock. In connection with the purchase of its wholly-owned subsidiary
  M. Sobol, Inc., the Company issued 15,000 shares of Class A common stock.

         During the year ended March 31, 1995, the underwriters exercised their 40,000 unit purchase warrants which consisted of 120,000 shares of  Class  A common stock, 120,000 Class A warrants and 42,483 Class B
  warrants.    The  remaining  77,517  of  unexercised  Class B warrants
  expired and were cancelled on July 11, 1994.

                            ALLOU HEALTH & BEAUTY CARE, INC.

 10.  PROVISION FOR INCOME TAXES:
                                                               June 30,
                                                        1995             1994

  Income  Before Income Taxes                         $1,878,829    $1,580,017

    Federal Income Tax                                $  595,000    $  491,000
    State Income Taxes                                   127,000       107,000

  Total Provision for Income Taxes                    $  722,000    $  598,000

         The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                                                June 30,
                                                         1995            1994

   Federal Statutory Income Tax Rate                       34%            34%

   Increase in Tax Rates Resulting from:
     State Income Taxes, Net of Federal Tax
      Benefits                                            4.4%           4.5%

   Net Operating Loss Carryforward from Subsidiary       - 0 -           (.6%)

         Total Effective Tax Rates                        38.4%         37.9%


 11.  RELATED PARTY TRANSACTIONS:

         For the three months ended June 30, 1994, the purchases from related parties amounted to $372,881 with no outstanding amounts payable at the end of the period. There were no purchases from related parties during the three months ended June 30, 1995.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A.    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           JUNE 30, 1995 AND 1994.

         Revenues for the three months ended June 30, 1995 were $64,432,369, representing a 16% increase over revenues of $55,345,135 for the three months ended June 30, 1994.

         This increase in revenues is attributable to an increase in sales volume for each segment of the Company's business, an expanded customer base and an increase in same store sales, which, together, have caused an increase in the volume of products sold.

          Contributions to this increase in revenues by product segment is as follows:

          Health and beauty aids increased 1.3% when compared to the same period in the previous year due to an increase in same store sales.

          Prestige designer fragrances grew 5.9% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

          Nationally advertised non-perishable branded food products grew 5.9% when compared to the same period in the prior year due to an increase in the volume of products sold.

          Sales of prescription pharmaceuticals generated by the Company's subsidiary, M. Sobol, Inc., increased 144% when compared to the same period in the prior year due to an expanded customer base.

         Cost of revenues at June 30, 1995 increased by $2.4 million when compared to cost of revenues at March 31, 1995. This increase represents increased unpaid purchases of inventory due to greater sales for the period.

         Gross profit as a percentage of revenues decreased to 11.2% for the three months ended June 30, 1995 when compared to 11.6% for the same period in the previous year. This decrease was due to lower profit margins realized in the sales of prescription pharmaceuticals and grocery products during this period. The Company expects that gross profit margins will continue to decrease because of deteriorating profit margins associated with its fragrance business due to increased competition.

         Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 6.4% for the three months ended June 30, 1995 from 7.4% for the same period in the prior year. This decrease is due, in part, to three officers of the Company waiving their rights to receive a bonus during this period, as provided in their employment agreements, while Selling, General and Administrative expenses during the quarter ended June 30, 1994 included $250,380 for bonuses paid to such officers. The Company also benefited from increased revenues during this period without a proportional

                                      -12-


  increase in operating expenses. This is attributable to cost cuts and improved operating efficiencies that have enabled the food business to impact favorably on income from operations despite the lower gross profit margins contributed by this segment of the business. Because the Company pre-sells food products and then combines the food products with orders for the Company's other products, which are delivered as one shipment, the Company incurs minimum additional overhead expenses and realizes operating profit margins comparable to other segments of its business. Operating efficiencies are further aided by a computerized data base management system which enables the Company to better manage its inventories and more closely align inventory purchases to sales of its products.

         Interest expense for the three months ended June 30, 1995 increased to 1.9% from 1.4% when compared to the three months ended June 30, 1994. This increase is due to higher borrowing costs.

         Net income for the three months ended June 30, 1995 was $1,156,829 representing a 19% increase over net income of $972,551 for the comparable period in 1994. The improvement in net income is due primarily to cost savings and for the other reasons discussed above.

  LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of June 30, 1995, the Company had $60,554,287 outstanding under its $85,000,000 bank line of credit. The loan is collatera-lized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate of 2 1/8% above the Eurodollar rate, at the option of the Company. The effective interest rate charged to the Company at June 30, 1995 was 8.27% which was based on a combi-nation of 2 1/8% above the Eurodollar rate and 3/8% above the prime rate.
  The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

         The Company's accounts receivable has increased from $30,339,902 at June 30, 1994 to $38,024,676 at June 30, 1995 representing an increase of 25.3%. This increase in accounts receivable is due to increased sales for the period and to customers which had previously paid the Company in an average of 49 days at June 30, 1994 have been paying the Company in an average of 53 days at June 30, 1995. The Company believes the slowness in collection of accounts receivable is primarily a symptom of the poor regional economy. The Company does not anticipate this trend to continue once economic conditions improve.

         The Company has minimal capital investment requirements and any signi-ficant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that its internally generated funds and bank line of credit will be sufficient to meet its currently anticipated cash and capital needs through the fiscal year ending March 31, 1996.

   Part II    Other Information


              Item 6(a)       Exhibits

                           None.

                                                                     EXHIBIT XI

                            ALLOU HEALTH & BEAUTY CARE, INC.

           COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                        1995           1994

  Reconciliation of net income per
  consolidated statement of operations
  to amount used in earnings per
  share calculation:

    Net Income                                       $1,156,829    $  972,551

  Reconciliation of weighted average
  number of shares outstanding to amount
  used in earnings per share calculation:

    Weighted average number of
     shares outstanding                               5,661,725     5,370,800

    Add: Shares issuable from assumed
        exercise of options and warrants                248,704       422,557

       Total Common Stock And Equivalents             5,910,429     5,793,357

  Earnings per common share                                $.20          $.17

                                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              /s/  Herman Jacobs

                                              Herman Jacobs
                                              (President and Chief Operating
                                               Officer)

                                              /s/  David Shamilzadeh

                                              David Shamilzadeh
                                              (Chief Financial Officer)


   Dated:  August 8, 1995