Form 10-Q
period 1995-09-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1995-11-15
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1995 or Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period _____________ to ______________

Commission file number:  1-10340

                      Allou Health & Beauty Care, Inc.
_________________________________________________________________________
               (Exact name of registrant as specified in its charter)

Delaware                                        11-2953972
(State or other jurisdiction)         (IRS Employer Identification No.)
 of incorporation or organization)

  50 Emjay Boulevard, Brentwood, NY                                11717
 ________________________________________________________________________
 (Address of principal executive offices)                       (Zip Code)

 Registrant's telephone number, including area code:  (516) 273-4000.

 ________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X                No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                               November 6, 1995
 ______________________________________               ________________

 Class A Common Stock, $.001 par value                   4,461,725
                                                         =========
 Class B Common Stock, $.001 par value                   1,200,000
                                                         =========

                   ALLOU HEALTH & BEAUTY CARE, INC.



                                 INDEX
                                                     PAGE

 Part I.  Financial Information

    Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet                         3

         Consolidated Statement of Income & Retained
         Earnings For the Six Months Ended September 30,
         1995 and 1994                                      4

         Consolidated Statement of Income & Retained
         Earnings For the Three Months Ended September 30,
         1995 and 1994                                      5

         Consolidated Statement of Cash Flows               6

         Notes to Consolidated Financial Statements        7-13

    Item 2.  Managements' discussion and analysis of
    financial condition and results of operations          14-17

 Part II.  Other Information                               18-19

 Signatures                                                20






                   ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED BALANCE SHEET

                                ASSETS


                                            September 30,     March 31,
                                                1995            1995
                                                ----            ----
 Current Assets
  Cash                                       $ 685,675          $  126,237
  Accounts Receivable (less allowance
   for doubtful accounts of $442,165
   at September 30, 1995 and $286,165 at
   March 31, 1995 (Note 5)                  34,823,147          28,473,020
  Inventories (Notes 1 & 5)                 67,857,621          57,270,710
  Other Current Assets (Note 2)             14,870,449          15,546,524
                                            ----------          ----------
      Total Current Assets                $118,236,892        $101,416,491

  Fixed Assets, Less Accumulated
   Depreciation (Notes 1 & 3)                2,867,625           2,186,968
  Other Assets (Note 4)                      3,195,018           2,610,504
                                             ---------           ---------
                  TOTAL ASSETS            $124,299,535        $106,213,963
                                           ===========         ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities
  Amounts Due Bank (Note 5)                $ 69,122,198       $ 54,128,480
  Current Portion of Long-Term
   Debt (Note 6)                                234,808            245,116
  Accounts Payable and Accrued
   Expenses (Note 7)                         12,283,265         10,326,065
  Income Taxes Payable (Note 10)                - 0 -              524,187
                                             ----------         ----------
     Total Current Liabilities             $ 81,640,271       $ 65,223,848

 Long Term Liabilities
  Long-Term Debt, Less Current
   Portion (Note 6)                             587,531            751,783
  Deferred Income Taxes (Note 1)                 62,122             62,122
                                              ---------         ----------
   Total Long Term Liabilities                  649,653            813,905
                                              ---------         ----------
      TOTAL LIABILITIES                    $ 82,289,924       $ 66,037,753
                                           ============       ============
 Commitments & Contingencies
 (Note 8)

 Stockholders' Equity (Notes 1 & 9)
  Preferred Stock, $.001 par value,
   1,000,000 shares authorized, none
   issued and outstanding.
  Class A Common Stock, $.001 par
   value; 10,000,000 shares authorized
   and 4,461,725 issued and outstanding
   at September 30, 1995
   and March 31, 1995,                           $4,462             $4,462
  Class B Common Stock, $.001 par value;
   1,700,000 authorized, 1,200,000 issued
   and outstanding at September 30,1995
   and March 31, 1995                             1,200              1,200
  Additional Paid-In Capital                 23,241,098         23,241,098
  Retained Earnings                          18,762,851         16,929,450
                                             ----------         ----------

   TOTAL STOCKHOLDERS' EQUITY                42,009,611         40,176,210
                                             ----------         ----------
   TOTAL LIABILITIES &
    SHAREHOLDERS' EQUITY                   $124,299,535       $106,213,963
                                           ============       ============


   The accompanying notes are an integral part of this financial statement.

                   ALLOU HEALTH & BEAUTY CARE, INC.
        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                 For The Six Months Ended
                                       September 30,
                                    1995            1994
                                    ----            ----
 Revenues                      $131,345,758     $ 112,814,358

 Costs of Revenues              116,899,966        99,184,308
                                -----------       -----------

      Gross Profit               14,445,792        13,630,050
                                -----------        ----------

 Operating Expenses

   Warehouse & Delivery           3,423,722         3,107,633
   Selling, General &
   Administrative                 5,359,875         5,651,309
                                 ----------        ----------

      Total Expenses              8,783,957         8,758,942
                                 ----------        ----------

      Income From Operations      5,662,195         4,871,108
                                 ----------        ----------

 Other Charges (Credits)

   Interest                       2,640,581         1,708,583
   Other                      (      21,787)     (      1,300)
                                 ----------         ---------

      Total                       2,618,794         1,707,283
                                 ----------         ---------

      Income Before
      Income Taxes                3,043,401         3,163,825

 Provision for Income
   Taxes (Note 10)                1,210,000         1,208,000
                                 ----------         ---------

 NET INCOME                       1,833,401         1,955,825


      RETAINED EARNINGS -
       BEGINNING                 16,929,450        12,248,149
                                -----------        ----------

      RETAINED EARNINGS -
      ENDING                   $ 18,762,851     $  14,203,974
                                ===========      ============

 Net Income Per Common Share:  (Note 1)

   Primary and Fully Diluted           $.32              $.34
                                       ====              ====


    The accompanying notes are an integral part of this financial statement.

                   ALLOU HEALTH & BEAUTY CARE, INC.
        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                      For The Three Months Ended
                                             September 30,
                                            1995        1994
                                            ----        ----
 Revenues                            $ 66,913,389     $57,469,223

 Costs of Revenues                     59,693,510      50,247,330
                                       ----------      ----------

 Gross Profit                           7,219,879       7,221,893
                                       ----------      ----------
 Operating Expenses

   Warehouse & Delivery                 1,824,236       1,646,173
   Selling, General & Administrative    2,865,541       3,038,255
                                       ----------      ----------

      Total Expenses                    4,689,777       4,684,428
                                       ----------      ----------

      Income From Operations            2,530,102       2,537,465
                                       ----------      ----------

 Other Charges (Credits)
   Interest                             1,380,320         943,657
   Other                              (    14,790)            534
                                       ----------      ----------

      Total                             1,365,530         944,191
                                       ----------      ----------

      Income Before Income Taxes        1,164,572       1,593,274

 Provision for Income Taxes (Note 10)     488,000         610,000
                                       ----------      ----------

      NET INCOME                          676,572         983,274


      RETAINED EARNINGS - BEGINNING     18,086,279     13,220,700
                                       ----------      ----------

      RETAINED EARNINGS - ENDING      $18,762,851     $14,203,974
                                       ==========      ==========


 Net Income Per Common Share:  (Note 1)

   Primary and Fully Diluted                 $.12            $.17
                                              ===             ===

    The accompanying notes are an integral part of this financial statement.

                    ALLOU HEALTH & BEAUTY CARE INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                       For The Six Months Ended
                                             September 30,
                                            1995        1994
                                            ----        ----
Cash Flows From Operating
 Activities

   Net Income                      $  1,833,401     $  1,955,825

 Adjustments to Reconcile Net
  Income to Net Cash Used
  in Operating Activities:

   Depreciation and Amortization        205,751          171,827

 Decrease (Increase) In Assets:

   Accounts Receivable              ( 6,350,127)     (10,781,029)
   Inventory                        (10,586,911)     ( 5,989,450)
   Prepaid Purchases and
   Other Assets                          91,560      (   139,188)

 Increase (Decrease) In Liabilities:

   Accounts Payable and Accrued
    Expenses                          1,957,200      (   906,330)
   Income Taxes Payable             (   524,187)     (   129,000)
                                     ----------       ----------
   Net Cash Used In Operating
   Activities                       (13,373,313)     (15,817,345)
                                     ----------       ----------

 Cash Flows Used in Investing
  Activities

   Acquisition of Fixed Assets     (   886,407)      (   555,534)
                                     ----------        ----------

 Cash Flows From Financing Activities

   Net Increase in Amounts
   Due Bank                         14,993,718       14,833,226
   Repayment of Debt               (   174,560)     (    44,587)
   Net Proceeds From Exercise
    of Warrants                          - 0 -        1,467,998
                                     ----------       ---------

      Net Cash Provided By
      Financing Activities          14,819,158       16,256,637
                                    ----------       ----------

           INCREASE (DECREASE)
           IN CASH                 (   559,438)     (  116,242)
                                    ----------

           CASH AT BEGINNING
           OF PERIOD                   126,237         351,047
                                     ---------      ---------

           CASH AT END OF PERIOD     $ 685,675      $  234,805
                                      ========       =========

 Supplemental Disclosures
   of Cash Flow Information:

   Cash Paid For:

     Interest                        $2,444,996    $1,608,079
     Income Taxes                    $1,881,260    $1,374,174



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

                           - 7 -

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

  H. Accounts receivable and inventory at September 30, 1995 include $4,706,807 and $7,965,873, respectively, attributable to M. Sobol Inc., the Company's wholly-owned subsidiary.

 2.  OTHER CURRENT ASSETS:

    Included in other current assets at September 30, 1995 are $12,670,547 of prepayments on merchandise and $147,075 of estimated tax payments in excess of current provision.

 3.  PROPERTY AND EQUIPMENT:

                            September 30,  March 31,  Estimated
                                 1995         1995   Useful Lives
 Machinery & Equipment     $1,046,882     $ 954,380     5 years
 Furniture, Fixtures &
  Office Equipment          1,960,733     1,782,192     5-10 years
 Transportation Equipment      96,750        96,750     3-5 years
 Leasehold Improvements     1,985,459     1,370,095     10 years
                            ---------     ---------
                            5,089,824     4,203,417

 Less:  Accumulated
        Depreciation
         & Amortization     2,222,199     2,016,449
                            ---------     ---------
                           $2,867,625    $2,186,968
                            =========     =========

    Depreciation and amortization expense for the six months ended September 30, 1995 and 1994 amounted to $205,751 and $171,827, respectively. Depreciation and amortization expense for the three months ended September 30, 1995 and 1994 amounted to $102,759 and $86,355, respectively.

 4.  OTHER ASSETS:

    Included in other assets is $1,419,939 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary (see note 1-A), and $1,461,960 of officers' loans bearing interest at the effective rate being charged to the Company by its bank. The goodwill is being amortized over forty years.


                             - 8 -

              ALLOU HEALTH & BEAUTY CARE, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



 5.  AMOUNTS DUE BANK:

    The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventory with aggregate maximum advances of up to $85,000,000, including a $4,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2 1/8% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at September 30, 1995 was 8.19%, which was based on a combination of 2 1/8% above the Eurodollar rate and 3/8% above the prime rate.

 6.  LONG-TERM DEBT:

    Long-term debt consists of:
    (a) notes collateralized by certain of the Company's equipment, payable in aggregate monthly installments of approximately $13,000, which include interest at rates varying from 1% above the prime rate to 11.5%, for the six months ended September 30, 1995.

    (b) a loan payable to the previous stockholder of M. Sobol, Inc. (see note 1-A). Interest payable on the declining principal balance has been calculated at 5.45% per annum, through April 1, 2000.
 The aggregate long-term debt is payable as follows:


       Year Ended
        March 31,
         1996 (6 months)     $ 70,556
         1997                 222,393
         1998                 154,230
         1999                 140,332
         2000-2001            234,828
                              -------
                             $822,339
                              =======

 7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                    September 30,   March 31,
                                        1995          1995
  Cost of Revenues                  $10,833,877     $ 9,016,485
  Selling, General & Administrative     835,722         621,734
  Interest - Bank                       386,259         313,525
  Payroll                               227,407         374,321
                                     ----------      ----------
                                    $12,283,265     $10,326,065
                                     ==========      ==========


                    ALLOU HEALTH & BEAUTY CARE, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 8.  COMMITMENTS AND CONTINGENCIES:

 A.  Operating Leases:

    Effective April 1995, the Company's lease was renegotiated to include additional space and the lease term was extended to May 2005. As of September 30, 1995, the minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

    Year Ended
     March 31,
    1996 (6 months)     $  273,399
    1997                   546,797
    1998                   546,797
    1999                   546,797
    2000-2005            3,742,443

    Rent expense for the six months ended September 30, 1995 and 1994 amounted to $343,128 and $228,279, respectively.

    Rent expense for the three months ended September 30, 1995 and 1994 amounted to $188,960 and $119,404, respectively.

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

    D.  Stock Option Plans:

    The Company has adopted Stock Option Plans which provide for the granting of stock options to certain key employees and directors.
 An aggregate of 1,300,000 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at no less than 110% of the fair market value at the date of grant. As of September 30, 1995, the Company had 1,176,950 outstanding options at prices ranging from $2.50 to $10.00.

                     ALLOU HEALTH & BEAUTY CARE, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    E. The Company's three year employment agreements with four of its officers, which expired on August 1, 1995, provided for annual salaries of $150,000 each for three of the officers and $225,000 for the fourth. In addition, three of the officers received bonuses
 based on the Company's earnings before interest and taxes.   For the
 six months ended September 30, 1994, officers' bonus expense amounted to $534,132.

    The Company is currently negotiating new employment agreements which will be effective for a three year period which commenced August 1, 1995. These agreements will provide for three of the officers each to receive annual salaries of $300,000 and a bonus based on the increase over the prior year earnings before interest and taxes. The fourth officer will receive an annual salary of $225,000 with a bonus based on performance and other terms. For the six months ended September 30, 1995, the fourth officer received a bonus of $75,000.

    F.  Letter of Credit:

    The Company has an irrevocable standby letter of credit in the sum of $100,000 expiring on June 8, 1996.

 9.  STOCKHOLDERS' EQUITY:

    During the year ended March 31, 1994, the stockholders of the Company voted to reduce the number of shares of authorized Class A common stock from 15,000,000 to 10,000,000 shares and increase the number of authorized Class B common stock from 1,200,000 to 1,700,000 shares, both $.001 par value per share. The Company is also authorized to issue 1,000,000 shares of preferred stock. Holders of Class A and Class B common stock share pro rata in all dividends declared by the Board of Directors. The holders of Class A and Class B common stock are entitled to one and five votes per share, respectively, for every matter on which the stockholders of the Company are entitled to vote. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Additionally, each share of Class B common stock shall be automatically converted into one share of Class A common stock upon its sale or transfer (including its transfer upon the death of the holder thereof), except if such sale or transfer is to one or more other holders of Class B common stock, certain family members of the holders of Class B common stock or certain trusts for their benefit.

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

                     ALLOU HEALTH & BEAUTY CARE, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

 10.  PROVISION FOR INCOME TAXES:

                                            September 30,
                                           1995       1994
 Income  Before Income Taxes           $3,043,401     $3,163,825
   Federal Income Tax                  $  996,000     $  992,000
   State Income Taxes                     214,000        216,000
                                       ----------     ----------

 Total Provision for Income Taxe       $1,210,000     $1,208,000
                                       ==========     ==========


            The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                              September 30,
                                              1995      1994
 Federal Statutory Income Tax Rate             34%       34%
 Increase in Tax Rates Resulting from:
  State Income Taxes, Net of Federal Tax
   Benefits                                   5.8%       5.6%
  Net Operating Loss Carryforward from
   subsidiary                                - 0 -     ( 1.4%)
                                             -----      -----

   Total Effective Tax Rates                 39.8%      38.2%
                                             =====      =====

 11.  RELATED PARTY TRANSACTIONS:

    For the six months ended September 30, 1995 and 1994, the purchases from related parties amounted to $687,199 and $574,826 respectively, with $1,941 and $0 outstanding amounts payable at the end of each period, respectively.

                     ALLOU HEALTH & BEAUTY CARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 12.  SUBSEQUENT EVENTS

    On October 2, 1995, the Company purchased certain assets of Russ Kalvin Inc., a company which filed for reorganization under Chapter XI of the U.S. Bankruptcy Code for $2,200,000. These assets include accounts receivable, inventory, equipment and intellectual property.

    A wholly-owned subsidiary has been incorporated, named Russ Kalvin Personal Care Corp. which will act as the sales and marketing subsidiary for the distribution of Russ Kalvin's personal hair care products. A second subsidiary was created, named Stanford Personal Care Manufacturing, Inc. which is the wholly-owned manufacturing subsidiary of Russ Kalvin Personal Care Corp.

    Both of the above are based in Saugus, California.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.

         Revenues for the six months ended September 30, 1995 were $131,345,758, representing a 16% increase over revenues of $112,814,358 for the six months ended September 30, 1994.

         This increase in revenues is attributable to an increase in sales volume for each segment of the Company's business, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

         Contributions to this increase in revenues by product segment is as follows:

              Health and beauty aids increased 2.2% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales.

              Prestige designer fragrances grew 11.5% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

              Nationally advertised non-perishable branded food products grew 5.9% when compared to the same period in the prior year due to an increase in the volume of products sold.

              Sales of prescription pharmaceuticals, generated by the Company's wholly-owned subsidiary, M. Sobol, Inc., increased 93% when compared to the same period in the prior year due to an expanded customer base.

         For the period ended September 30, 1995, cost of revenues increased by $1.8 million as compared to the period ended March 31, 1995. This increase represents increased unpaid purchases of inventory resulting from greater sales for the period.

         Gross profit as a percentage of revenues decreased to 10.9% for the six months ended September 30, 1995 when compared to 12.1% for the same period in the previous year. This decrease was due to lower profit margins associated with the sales of the Company's fragrance products due to increased competition.

         Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 6.7% for the six months ended September 30, 1995 from 7.8% for the same period in the prior year. This decrease is due, in part, to three officers of the Company waiving their rights to receive a bonus during this period, as provided in their employment agreements, while selling, general and administrative expenses during the six months ended September 30, 1994 included $274,085 for bonuses paid to such officers. The Company also benefited from increased revenues during this period without a proportional increase in operating expenses. This is attributable to cost cuts and improved operating efficiencies that have enabled the Company's food business to impact favorably on income from operations despite the lower gross profit margins contributed by this segment of the business. Because the Company pre-sells food products and then combines the food products with orders for the Company's other products, which are delivered as one shipment, the Company incurs minimum overhead expenses and realizes operating profit margins comparable to other segments of its business. Operating efficiencies are further aided by a computerized data base management system which enables the Company to better manage its inventories and more closely align inventory purchases to sales of its products.

         Interest expense for the six months ended September 30, 1995 increased to 2.0% from 1.5% when compared to the six months ended September 30, 1994. This increase is due to higher borrowing costs.

         Net income for the six months ended September 30, 1995 was $1,833,401 representing a 0.6% decrease over net income of $1,955,825 for the comparable period in 1994. The decrease in net income is due to the above factors.

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.

         Revenues for the three months ended September 30, 1995 were $66,913,389 representing a 16% increase over revenues of $57,469,223 for the three months ended September 30, 1994.

         This increase in revenues is attributable to an increase in sales volume for each segment of the Company's business, an expanded customer base and increases in same store sales which has resulted in an increase in the volume of products sold.

         Contributions to this increase in revenues by product segment is as follows:

              Health and beauty aids increased 3.6% when compared to the same period in the previous year. This increase is due to the increase in same store sales volume.

              Prestige designer fragrances grew 16% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

              Nationally advertised non-perishable branded food products grew 7.1% when compared to the same period in the prior year due to an increase in the volume of products sold.

              Sales of prescription pharmaceuticals grew 49% when compared to the same period in the prior year. This growth is due to an expanded customer base and the addition of generic pharmaceuticals resulting in an increase in the volume of products sold.

         Gross profit as a percentage of sales decreased to 10.8% for the three months ended September 30, 1995 from 12.6% as compared to the three months ended September 30, 1994. This decrease is principally attributable to lower profit margins associated with the Company's fragrance products.

         Warehouse, delivery, selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1995 decreased to 7.0% from 8.2% for the same period in the prior year. This decrease is due to reasons as discussed above under the caption "For the Six Months Ended September 30, 1995 and 1994."

         Interest expense for the three months ended September 30, 1995 increased to 2.0% from 1.6% when compared to the comparable period in the prior year, representing higher borrowings at an increased rate.

         Net income for the three months ended September 30, 1995 was $676,572 representing a 31% decrease over net income of $983,274 for the comparable period in 1993. The decrease in net income is due to the above factors.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of September 30, 1995, the Company had $69,122,198 outstanding under its $85,000,000 bank line of credit. The loan in collaterized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the price rate or 2 1/8% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at September 30, 1995 was 8.19% which was based on a combination of 2 1/8% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

         The Company's accounts receivable has increased from $34,728,643 at September 30, 1994 to $34,823,147 at
         September 30, 1995. This increase in accounts receivable is due to increased sales for the period which was offset in part from customers which had previously paid the Company in an average of 54 days at September 30, 1994 have been paying the Company in an average of 47 days at September 30, 1995.

         The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that its internally generated funds and bank line of credit will be sufficient to meet its currently anticipated cash and capital needs through the fiscal year ended March 31, 1996.

Part II.  Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders.

    On September 11, 1995, the Company's annual meeting of stockholders was held and, at such meeting, the stockholders approved the following matter:

         Election of the following individuals as directors of the Company for a term of one year, which constitutes the entire Board of Directors of the Company:

              Victor Jacobs, Herman Jacobs, Jack Jacobs,
              Ramon Montes, David Shamilzadeh, Jeffrey Berg and Sol Naimark

    Set forth below are the votes for and against the above:

                        Votes For      Votes Against
    Victor Jacobs        9,956,106     83,520
    Herman Jacobs        9,953,756     85,870
    Jack Jacobs          9,953,856     85,770
    Ramon Montes         9,958,756     80,870
    David Shamilzadeh    9,959,256     80,370
    Jeffrey Berg         9,949,431     90,195
    Sol Naimark          9,930,931    108,695


 Item 6(a)    Exhibits

    None.

 All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1995.








                                                             EXHIBIT XI


                   ALLOU HEALTH & BEAUTY CARE, INC.

  COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                          For the Six Months For the Three Months
                         Ended September 30, Ended September 30,

                                   1995        1994        1995       1994
 Reconciliation of net
 income per consolidated
 statement of operations
 to amount used in
 earnings per share calculation:

   Net Income                    $1,833,401  $1,955,825   $ 676,592   $  983,274
                                  =========   =========    ========    =========

 Reconciliation of weighted
 average number of shares
 outstanding to amount used
 in earnings per share
 calculation:

  Weighted average number of
    shares outstanding            5,661,725    5,503,759   5,661,725   5,646,392
 Add: Shares issuable from
      assumed exercise of
      options and warrants          127,592      280,377      20,690     230,268
                                  ---------    ---------   ---------   ---------

      Total Common Stock And
       Equivalents                5,789,317    5,784,136   5,682,415   5,876,660
                                 ==========    =========   =========   =========

 Earnings per common share             $.32         $.34        $.12        $.17
                                       ====         ====        ====        ====

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


 Dated:  November 6, 1995