Form 10-Q
period 1995-12-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1996-02-14
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the transition period from __________ to _____________

Commission file number 1-10340

                        Allou Health & Beauty Care, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                         11-2953972
-----------------------------                    -------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

        50 Emlay Boulevard, Brentwood, NY                    11717
     ----------------------------------------              --------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code          (516) 273-4000
                                                    ----------------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X         No
                  ---            ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                   February  9, 1996
-------------------------------------                  -----------------

Class A Common Stock, $.001 par value                       4,461,725
                                                            =========

Class B Common Stock, $.001 par value                       1,200,000
                                                            =========

                        ALLOU HEALTH & BEAUTY CARE, INC.








                                      INDEX

                                                                           PAGE

Part I.  Financial Information

         Item 1.   Consolidated Financial Statements

                     Consolidated Balance Sheet                                3

                     Consolidated Statement of Income & Retained Earnings
                     For the Nine Months Ended December 31, 1995 and 1994      4

                     Consolidated Statement of Income & Retained Earnings
                     For the Three Months Ended December 31, 1995 and 1994     5

                     Consolidated Statement of Cash Flows                      6

                     Notes to Consolidated Financial Statements             7-12

         Item 2.   Managements' discussion and analysis of
         financial condition and results of operations                     13-16

Part II.  Other Information                                                17-18

Signatures                                                                    19

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                                       December 31,                   March 31,
                                                                                           1995                         1995
CURRENT ASSETS                                                                             ----                         ----

    Cash                                                                                 $202,057                     $126,237
    Accounts Receivable (less allowance for
        doubtful accounts of $493,540 at December 31,
        1995 and $286,165 at March 31, 1995 (Note 5)                                   43,252,247                   28,473,020
    Inventories (Notes 1 & 5)                                                          71,183,990                   57,270,710
    Other Current Assets (Note 2)                                                      12,052,775                   15,546,524
                                                                                     ------------                 ------------
        Total Current Assets                                                         $126,691,069                 $101,416,491

    Fixed Assets, Less Accumulated Depreciation
        (Notes 1 & 3)                                                                   3,561,001                    2,186,968
    Other Assets (Note 4)                                                               3,704,966                    2,610,504
                                                                                     ------------                 ------------
                     TOTAL ASSETS                                                    $133,957,036                 $106,213,963
                                                                                     ============                 ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Amounts Due Bank (Note 5)                                                        $ 74,001,474                 $ 54,128,480
    Current Portion of Long-Term Debt (Note 6)                                            230,740                      245,116
    Accounts Payable and Accrued Expenses (Note 7)                                     15,896,362                   10,326,065
    Income Taxes Payable (Note 10)                                                          - 0 -                      524,187
                                                                                     ------------                 ------------
        Total Current Liabilities                                                     $90,128,576                 $ 65,223,848
                                                                                     ------------                 ------------

LONG TERM LIABILITIES
    Long-Term Debt, Less Current Portion (Note 6)                                         558,460                      751,783
    Deferred Income Taxes (Note 1)                                                         62,122                       62,122
                                                                                     ------------                 ------------
        Total Long Term Liabilities                                                       620,582                      813,905
                                                                                     ------------                 ------------
             TOTAL LIABILITIES                                                       $ 90,749,158                 $ 66,037,753
                                                                                     ------------                 ------------

Commitments & Contingencies (Note 8)

STOCKHOLDERS' EQUITY (Notes 1 & 9)
    Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding.

    Class A Common Stock,  $.001
        par value; 10,000,000 shares authorized and
        4,461,725 issued and outstanding at
        December 31, 1995 and March 31, 1995,                                              $4,462                       $4,462
    Class B Common Stock, $.001 par value; 1,700,000
        authorized, 1,200,000 issued and outstanding at
        December 31, 1995 and March 31, 1995                                                1,200                        1,200
    Additional Paid-In Capital                                                         23,241,098                   23,241,098
    Retained Earnings                                                                  19,961,118                   16,929,450
                                                                                     ------------                 ------------
             TOTAL STOCKHOLDERS' EQUITY                                                43,207,878                   40,176,210
                                                                                     ------------                 ------------
             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                $133,957,036                 $106,213,963
                                                                                     ============                 ============

                                      -3-

    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                                         For The Nine Months Ended
                                                                                                December 31,

                                                                                         1995                   1994
                                                                                         ----                   ----
Revenues                                                                            $208,061,224           $181,799,278

Costs of Revenues                                                                    184,457,670            159,784,376
                                                                                    ------------           ------------

        Gross Profit                                                                  23,603,554             22,014,902
                                                                                    ------------           ------------

Operating Expenses
        Warehouse & Delivery                                                           5,673,721              5,041,235
        Selling, General & Administrative                                              8,886,200              8,589,606
                                                                                    ------------           ------------

                  Total Expenses                                                      14,559,921             13,630,841
                                                                                    ------------           ------------

                  Income From Operations                                               9,043,633              8,384,061
                                                                                    ------------           ------------

Other Charges (Credits)
        Interest                                                                       4,128,530              2,836,482
        Other                                                                           (27,523)                    737
                                                                                    -----------            ------------
                  Total                                                                4,101,007              2,837,219
                                                                                    ------------           ------------

                  Income Before Income Taxes                                           4,942,626              5,546,842

        Provision for Income Taxes (Note 10)                                           1,910,958              2,159,103
                                                                                    ------------           ------------
                  NET INCOME                                                           3,031,668              3,387,739
                                                                                    ------------           ------------

                  RETAINED EARNINGS - BEGINNING OF PERIOD                             16,929,450             12,248,149
                                                                                    ------------           ------------

                  RETAINED EARNINGS - END OF PERIOD                                  $19,961,118           $ 15,635 888
                                                                                    ============           ============



        Net Income Per Common Share: (Note 1)

        Primary and Fully Diluted                                                           $.53                   $.58
                                                                                             ===                    ===


    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                                        For The Three Months Ended
                                                                                                December 31,

                                                                                         1995                    1994
                                                                                         ----                    ----
Revenues                                                                             $76,715,466            $68,984,920

Costs of Revenues                                                                     67,557,704             60,600,068
                                                                                     -----------            -----------

        Gross Profit                                                                   9,157,762              8,384,852
                                                                                     -----------            -----------

Operating Expenses
        Warehouse & Delivery                                                           2,249,999              1,933,602
        Selling, General & Administrative                                              3,526,325              2,938,297
                                                                                     -----------            -----------

                  Total Expenses                                                       5,776,324              4,871,899
                                                                                     -----------            -----------

                  Income From Operations                                               3,381,438              3,512,953
                                                                                     -----------            -----------

Other Charges (Credits)
        Interest                                                                       1,487,949              1,127,899
        Other                                                                            (5,736)                  2,037
                                                                                     ----------             -----------

                  Total                                                                1,482,213              1,129,936
                                                                                     -----------            -----------

                  Income Before Income Taxes                                           1,899,225              2,383,017

        Provision for Income Taxes                                                       700,958                951,103
                                                                                     -----------            -----------
                  NET INCOME                                                           1,198,267              1,431,914

                  RETAINED EARNINGS - BEGINNING OF PERIOD                             18,762,851             14,203,974
                                                                                     -----------            -----------

                  RETAINED EARNINGS - END OF PERIOD                                  $19,961,118            $15,635,888
                                                                                     ===========            ===========



        Net Income Per Common Share:  (Note 1)
                  Primary and Fully Diluted                                                 $.21                   $.24
                                                                                             ===                    ===



    The accompanying notes are an integral part of this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           For The Nine Months Ended
                                                                                                 December 31,

                                                                                         1995                    1994
                                                                                         ----                    ----
Cash Flows From Operating Activities
        Net Income                                                                   $ 3,031,668            $ 3,387,739

Adjustments to Reconcile Net Income to Net Cash
        Used in Operating Activities:
        Depreciation and Amortization                                                    328,341                256,532

Decrease (Increase) In Assets:
        Accounts Receivable                                                          (14,779,227)           (11,793,519)
        Inventory                                                                    (13,913,280)            (5,929,610)
        Prepaid Purchases and Other Assets                                             2,399,288             (2,320,429)

Increase (Decrease) In Liabilities:
        Accounts Payable and Accrued Expenses                                          5,570,297              3,935,687
        Income Taxes Payable                                                            (524,187)               190,559
                                                                                      ----------             ----------
        Net Cash Used In Operating Activities                                        (17,887,100)           (12,273,041)
                                                                                      ----------             ----------
Cash Flows Used in Investing Activities
        Acquisition of Fixed Assets                                                   (1,702,375)              (890,251)
                                                                                      ----------             ----------

Cash Flows From Financing Activities
        Net Increase in Amounts Due Bank                                              19,872,994             11,292,422
        Borrowings                                                                         - 0 -                211,284
        Repayment of Debt                                                               (207,699)               (72,511)
        Net Proceeds From Exercise of Warrants                                             - 0 -              1,467,998
                                                                                      ----------             ----------
        Net Cash Provided By Financing Activities                                     19,665,295             12,899,193
                                                                                      ----------             ----------
                  INCREASE (DECREASE) IN CASH                                             75,820               (264,099)

                       CASH AT BEGINNING OF PERIOD                                       126,237                351,047
                                                                                      ----------             ----------
                       CASH AT END OF PERIOD                                          $  202,057             $   86,948
                                                                                      ==========             ==========

Supplemental Disclosures of Cash Flow Information:
        Cash Paid For:
                  Interest                                                            $4,022,606             $2,679,632
                  Income Taxes                                                        $2,598,698             $1,968,544

The Company  issued  equipment  notes for $211,284  during the nine months ended
December 31, 1994.


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

     Effective April 1, 1993, the Company acquired all of the outstanding shares of M. Sobol, Inc., a wholesaler of pharmaceutical products in a transaction accounted for under the purchase method. The price f or the stock was $1,472,382. The fair market value of the assets acquired and liabilities assumed were as follows:

           Cash                                               $63,768
           Accounts Receivable (net of
              allowance for doubtful
              accounts of $108,620)                         1,483,925
           Inventory                                        2,078,324
           Other Current Assets                                28,695
           Accounts Payable                                (1,613,035)
           Due to Bank (subsequently paid off)             (2,100,000)

     On October 2, 1995, the Company purchased certain assets of Russ Kalvin Inc., a manufacturer of hair care products located in southern California for $2,254,150. These assets include accounts receivable, inventory, equipment and intangibles. The Company has incorporated wholly-owned subsidiaries which manufacture and distribute these products.

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

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     F.   Deferred Taxes:

     Deferred taxes represent the amount due on the cumulative effect of change of inventory valuation from LIFO to Average Cost Method. As permitted by applicable tax regulations, this amount can be included in income for tax purposes ratably over six years.

     G.   Earnings Per Share:

     Primary and fully diluted earnings per share are computed on weighted average number of shares actually outstanding, plus the shares---that would be outstanding assuming the exercise of the Company's outstanding stock warrants and stock options, which are considered to be common stock equivalents, in accordance with the treasury stock method.

     H.    Accounts   receivable  and  inventory  at  December  31, 1995 include
$5,944,655 and $7,565,996, respectively, attributable to M. Sobol Inc., the Company's wholly-owned subsidiary.

2.   OTHER CURRENT ASSETS:

           Included in other current assets at December 31, 1995 are $10,092,641 of prepayments on merchandise and $163,553 of estimated tax payments in excess of current provision.

3.         PROPERTY AND EQUIPMENT:

                                        December 31,         March 31,             Estimated
                                             1995               1995              Useful Lives
                                             ----               ----              ------------
Machinery & Equipment                   $1,742,390           $ 954,380            5 years
Furniture, Fixtures &
  Office Equipment                       1,979,353           1,782,192          5-10 years
Transportation Equipment                    96,750              96,750           3-5 years
Leasehold Improvements                   2,087,299           1,370,095            10 years
                                         ---------           ---------
                                         5,905,792           4,203,417

Less:  Accumulated Depreciation
            & Amortization               2,344,791           2,016,449
                                         ---------           ---------
                                        $3,561,001          $2,186 968
                                         =========           =========


     Depreciation and amortization expense for the nine months ended December 31, 1995 and 1994 amounted to $343,345 and $256,532, respectively. Depreciation and amortization expense for the three months ended December 31, 1995 and 1994 amounted to $137,592 and $84,705, respectively.

4.   OTHER ASSETS:

           Included in other assets is $1,695,473 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the
Company's wholly-owned subsidiary and the purchase of selected assets of Russ Kalvin Inc. (see note I-A), and $1,678,449 of officers' loans bearing interest at the effective rate being charged to the Company by its bank. The goodwill is being amortized over forty years.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   AMOUNTS DUE BANK:

     The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventory with aggregate maximum advances of up to $85,000,000, including a $4,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2 1/8% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's- principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at December 31, 1995 was 8.14%, which was based on a combination of 2 1/8% above the Eurodollar rate and 3/8% above the prime rate.

6.   LONG-TERM DEBT:

     Long-term debt consists of:

     (a) notes collateralized by certain of the Company's equipment, payable in aggregate monthly installments of approximately $11,000, which include interest at rates varying from 12 above the prime rate to 11.5%, for the nine months ended December 31, 1995.

     (b) a loan payable to the previous stockholder of M. Sobol, Inc. (see note I-A). Interest payable on the declining principal balance has been calculated at 5.45% per annum, through April 1, 2000.

     The aggregate long-term debt is payable as follows:

           Year Ended
             March 31,
           1996 (3 months)                  $ 37,417
           1997                              222,393
           1998                              154,230
           1999                              140,332
           2000-2001                         234,828
                                             -------
                                            $789,200
                                             =======

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:


                                                      December 31,            March 31,
                                                          1995                  1995
                                                          ----                  ----
           Cost of Revenues                           $14,492,391          $ 9,016,485
           Selling, General & Administrative              836,946              621,734
           Interest - Bank                                419,449              313,525
           Payroll                                        147,576              374,321
                                                          -------              -------
                                                      $15,896,362          $10,326,065

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   COMMITMENTS AND CONTINGENCIES:

     A.   Operating Leases:

     Effective April 1995, the Company's lease was renegotiated to include additional space and the lease term was extended to May 2005. Commencing on October 2, 1995, in connection with the operations of its wholly owned hair care products subsidiaries, the Company entered into a five year real property operating lease. As of December 31, 1995, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:
           Year Ended
             March 31,
           1996 (3 months)                           $ 211,700
           1997                                        846,797
           1998                                        846,797
           1999                                        846,797
           2000-2005                                 3,892,443

     Rent expense for the nine months ended December 31, 1995 and 1994 amounted to $513,846 and $349,368, respectively.

     Rent expense for the three months ended December 31, 1995 and 1994 amounted to $170,718 and $121,089, respectively.

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

     D.   Stock Option Plans:

     The Company has adopted Stock Option Plans which provide for the granting of stock options to certain key employees and directors. An aggregate of 1,300,000 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at no less than 110% of the fair market value at the date of grant. As of December 31, 1995, the Company had 1,411,950 outstanding options at prices ranging from $2.50 to $10.00.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     E. The Company's three year employment agreements with four of its officers, which expired on August 1, 1995, provided for annual salaries of $150,000 each for three of the officers and $225,000 for the fourth. In addition, three of the officers received bonuses based on the Company's earnings before interest and taxes. For the nine months ended December 31, 1994, officers' bonus expense amounted to $845,775.

     The Company is currently negotiating new employment agreements which will be effective for a three year period which commenced August 1, 1995. These agreements will provide for three of the officers each to receive annual salaries of $300,000 and a bonus based on the increase over the prior year earnings before interest and taxes. The fourth officer will receive an annual salary of $225,000 with a bonus based on performance and other terms. For the nine months ended December 31, 1995, the fourth officer received a bonus of $75,000.

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

10.  PROVISION FOR INCOME TAXES:

                                                        December 31,
                                               1995                      1994
                                               ----                      ----
Income Before Income Taxes                  $4,946,626                $5,546,842
                                             =========                 =========
   Federal Income Tax                       $1,584,880                $1,774,900
   State Income Taxes                          326,078                   384,203
                                            ----------                ----------

Total Provision for Income Taxes            $1,910,958                $2,159,103
                                            ==========                ==========

   The following is a reconciliation of the statutory income tax rate to the total effective tax rates:




                                                               December 31,
                                                           1995           1994
                                                           ----           ----
Federal Statutory Income Tax Rate                           34%             34%
Increase in Tax Rates Resulting from:
   State Income Taxes, Net of Federal Tax
   Benefits                                                5.9%            5.6%
   Net Operating Loss Carryforward from subsidiary        - 0 -           (1.7%)
   (Over) Under Accrual of Prior Year Tax Provision       (1.3%)           1.0%
                                                          ----             ---

   Total Effective Tax Rates                              38.6%            38.9%
                                                          ====             ====


11.  RELATED PARTY TRANSACTIONS

     For the nine months ended December 31, 1995 and 1994, the purchases from related parties amounted to $1,673,636 and $574,826 respectively, with no outstanding amounts payable at the end of each period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994.

               Revenues for the nine months ended December 31, 1995 were $208,061,224, representing a 14% increase over revenues of $181,799,278 for the nine months ended December 31, 1994.

               This increase in revenues is attributable to an increase in sales volume for each segment of the Company's business, an expanded customer base and an increase in same store sales, which together has caused an increase in the volume of products sold.

               Contributions to this increase in revenues by product segment is as follows:

                    Health and beauty aids increased 5% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales.

                    Prestige designer fragrances grew 12% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

                    Nationally advertised non-perishable branded food products grew 4% when compared to the same period in the prior year due to an increase in the volume of products sold.

                    Sales of prescription pharmaceuticals, generated by the Company's wholly-owned subsidiary, M. Sobol, Inc., increased 61% when compared to the same period in the prior year due to an expanded customer base.

               For the period ended December 31, 1995, cost of revenues increased by $1.9 million as compared to the period ended December 31, 1994. This increase represents increased unpaid purchases of inventory resulting from greater sales for the period.

               Gross profit as a percentage of revenues decreased to 11.3% for the nine months ended December 31, 1995 when compared to 12.1% for the same period in the previous year. This decrease was primarily due to lower profit margins associated with the increased sales of the Company's fragrance products at lower unit prices due to increased competition for these products. The Company expects this trend to continue.

               Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 7% for the nine months ended December 31, 1995 from 7.5% for the same period in the prior year. This decrease is due in part to three officers of the Company receiving a higher base salary but did not receive a bonus because the Company's earnings before interest and taxes is not higher than the previous year. Selling, general and administrative expenses during the nine months ended December 31, 1994 included $845,775 for bonuses accrued to such officers. The Company also benefited from increased revenues during this period without a proportional increase in operating expenses. The Company experienced increases in certain operating expenses as a result of its acquisition of certain assets of Russ Kalvin's Inc. in October 1995. However, certain cost cuts and improved operating efficiencies have enabled the Company's food business to impact favorably on income from operations, despite the lower gross profit margins contributed by this segment of the business. Because the Company pre-sells food products and then combines the food products with orders for the Company's other products, which are delivered as one shipment, the Company incurs minimum overhead expenses and realizes operating profit margins comparable to other segments of its business. Operating efficiencies are further aided by a computerized data base management system which enables the Company to better manage its inventories and more closely align inventory purchases to sales of its products.

               Interest expense for the nine months ended December 31, 1995 increased to 2.0% from 1.6% when compared to the nine months ended December 31, 1994. This increase is due to higher borrowing levels at an increased rate.

               Net income for the nine months ended December 31, 1995 was $3,031,668 representing a 10.5% decrease over net income of $3,387,739 for the comparable period in 1994. The decrease in net income is due to the above factors.

               FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994.

               Revenues for the three months ended December 31, 1995 were $76,715,466, representing a 11.2% increase over revenues of $68,984,920 for the three months ended December 31, 1994.

               This increase in revenues is attributable to an increase in sales volume for each segment of the Company's business, an expanded customer base and increases in same store sales which has resulted in an increase in the volume of products sold.

               Contributions to this increase in revenues by product segment is as follows:

                    Health and beauty aids increased 9% when compared to the same period in the previous year. This increase in revenue is due to the increase in same store sales volume.

                    Prestige designer fragrances grew 14% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

                    Nationally advertised non-perishable branded food products grew 2.0% when compared to the same period in the prior year due to an increase in the volume of products sold.

                    Sales of prescription pharmaceuticals grew 23% when compared to the same period in the prior year. The growth is due to an expanded customer base and the addition of generic pharmaceuticals resulting in an increase in the volume of products sold.

               Gross profit as a percentage of sales decreased to 11.9% for the three months ended December 31, 1995 from 12.2% as compared to the three months ended December 31, 1994. This decrease is principally attributable to lower profit margins associated with the Company's fragrance products.

               Warehouse, delivery, selling, general and administrative expenses as a percentage of sales for the three months ended December 31, 1995 increased to 7.5% from 7.1% for the same period in the prior year. On October 2, 1995, the Company acquired selected assets of Russ Kalvin's Inc., a manufacturer and distributor of salon quality hair care and skin care products based in Saugus, California. The increase in warehouse, delivery, selling, general and administrative expenses for the three months ended December 31, 1995 reflects the operating expenses of the Company's new wholly-owned subsidiary Allou Personal Care Corporation, the parent company of Russ Kalvin Personal Care Corp.

               Interest expense for the three months ended December 31, 1995 increased to 1.9% from 1.6% when compared to the comparable period in the prior year, representing higher borrowings at an increased rate.

               Net income for the three months ended December 31, 1995 was $1,198,267 representing a 16.3% decrease over net income of $1,431,914 for the comparable period in 1993. The decrease in net income is due to the above factors.

               LIQUIDITY AND CAPITAL RESOURCES

               The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National bank of Boston for financing the Company's accounts receivable and inventory. As of December 31, 1995, the Company had $74,001,474 outstanding under its $85,000,000 bank line of credit. The loan is collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2 1/8% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at December 31, 1995 was 8.14% which was based on a combination of 2 1/8% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

               The Company's accounts receivable has increased from $35,741,133 at December 31, 1994 to $43,252,247 at December 31, 1995. This increase in accounts receivable is due to increased sales for the period and from customers which had previously paid the Company in an average of 47 days at December 31, 1994 have been paying the Company in an average of 52 days at December 31, 1995. The Company believes the slowness in collection of accounts receivable is primarily due to general economic conditions which have caused the Company's customers to seek extended payment terms. The Company is pursuing an aggressive collection policy to reduce such periods.

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

Part II         Other Information

                Item 6(a)            Exhibits
                                     --------

                                     None

                                                                     EXHIBIT XI



                        ALLOU HEALTH & BEAUTY CARE, INC.

       COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE



                                                           For the Nine Months                For the Three Months
                                                            Ended December 31,                  Ended December 31,

                                                         1995              1994              1995              1994
                                                         ----              ----              ----              ----
Reconciliation of net income
per consolidated  statement of
operations to amount used in
earnings per share calculation:
       Net Income                                    $3,031,568        $3,387,739        $1,198,167        $1,431,914
                                                      =========         =========         =========         =========

Reconciliation of weighted
average number of shares
outstanding to amount used
in earnings per share calculation:

       Weighted average number of
          shares outstanding                          5,661,725         5,556,808         5,661,725         5,661,725

       Add:     Shares issuable from assumed
                exercise of options and warrants         94,732           276,516            39,943           180,508
                                                    -----------        ----------        ----------         ---------

                Total Common Stock And
                Equivalents                           5,756,457         5,833,324         5,701,668         5,842,233
                                                      =========         =========         =========         =========
       Earnings per common share                           $.53              $.58              $.21              $.24
                                                            ===               ===               ===               ===


                                   SIGNATURES





           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            /s/   Herman Jacobs
                                         ----------------------------------
                                         Herman Jacobs
                                         (President and Chief Operating Officer)


                                           /s/   David Shamilzadeh
                                         ----------------------------------
                                         David Shamilzadeh
                                         (Chief Financial Officer)


Dated: February 9, 1996