Form 10-K
period 1996-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1996-06-28
CIK 846538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1996

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number 1-10340
                       --------

                        ALLOU HEALTH & BEAUTY CARE, INC.
             (Exact name of registrant as specified in its charter)
- --------------------------------------------------------------------------------
           Delaware                                         11-2953972
- ------------------------------                           -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

50 Emjay Boulevard, Brentwood, New York                       11717
- ---------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (516) 273-4000
                                                    ------------------
Securities registered pursuant to Section 12(b) of the Act:


                                                          Name Of Each Exchange
Title Of Each Class                                       On Which Registered
- -------------------                                       -------------------

Class A Common Stock, $.001 par value                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]             No    [_]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           On June 27, 1996, the aggregate market value of the voting stock of Allou Health & Beauty Care, Inc., held by non-affiliates of the Registrant (consisting of Class A Common Stock, $.001 par value) was approximately
$31,865.575 based upon the closing sales price for such Common Stock on said date as reported by the American Stock Exchange. For purposes of this calculation, the Registrant has excluded the Class B Common Stock which is held only by affiliates.

           As of June 27, 1996, the Registrant had 4,552,225 shares of Class A Common Stock and 1,200,000 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I


ITEM 1.    BUSINESS

           Allou Health & Beauty Care, Inc., was incorporated under the laws of the State of Delaware in January 1989 as the successor to Allou Distributors, Inc. As used herein, unless the context otherwise requires, the term "Company" refers to Allou Health & Beauty Care, Inc. and its wholly-owned subsidiaries Allou Distributors, Inc., M. Sobol, Inc. ("Sobol") and Allou Personal Care Corp. ("Allou Personal Care")

           The Company distributes national brand name health and beauty aid ("HBA") products, fragrances and cosmetics, non-perishable packaged food items and prescription pharmaceuticals primarily to independent retailers in the New York, New Jersey, Connecticut, Philadelphia and Miami area. The Company purchases approximately 8,000 HBA products from such manufacturers as Procter & Gamble Co., Johnson & Johnson and Gillette Co. and 7,000 fragrance and cosmetic products directly from manufacturers such as Revlon, Inc. and Coty (a Division of Pfizer Inc.) and from secondary sources for sale to more than 4,200 retail outlets including small discount chains, individual HBA suppliers and non-chain supermarkets. Fragrance and cosmetic products are also marketed nationally to discount chain stores such as Wal-Mart Stores, Inc. and Sears, Roebuck & Co., independent retail stores and pharmacies directly or through Company catalogues. The Company also distributes approximately 50 HBA products under the trademark "Allou Brands." Although this activity has accounted for only a small percentage of revenues to date, the Company is expanding its marketing efforts in this area.

           In addition, the Company, through its wholly-owned subsidiary Sobol, serves as a direct manufacturers' distributor of branded prescription pharmaceuticals. Sobol is positioned to bolster its market share and gross profit margins by diversifying its product mix to include generic prescription pharmaceuticals and HBA products to an expanded customer base.

           In October 1995, the Company purchased selected assets of Russ Kalvin's, Inc. ("Russ Kalvin's"). The Russ Kalvin's acquisition has enabled the Company to manufacture and distribute salon quality hair and skin care products through its wholly-owned subsidiary, Allou Personal Care.

PRODUCTS

           The Company distributes five general categories of products: name brand health and beauty aids, fragrances and cosmetics, Allou Brands health and beauty aids, food and prescription pharmaceuticals.

             Name Brand HBA Products
             -----------------------

           The Company distributes approximately 8,000 national name brand HBA products. Set forth below are some of the 76 different types of products available from the Company in the national HBA line. However, specific products may vary depending upon the merchandise which the Company is able to acquire at a given time:

Allergy Relief                                 Insecticides
Adhesive Strips and Bandages                   Liniments and Rubs
Antacids                                       Lip Balms and Medication
Baby Needs                                     Nail Care
Bath Preps, Talcs, Colognes                    Nasal Sprays, Drops & Vapors
Batteries and Flashlights                      Oral Antiseptics and Sprays
Candy, Gum, Mints & Food                       Oral Hygiene
Cotton Products and Swabs                      Pain Relief
Cough and Cold Remedies                        Razor and Blades
Denture Products                               Rubber Products and Gloves
Deodorants                                     Sedatives and Awakeners
Depilatories, Ladies Shave Preparations        Shampoos
Feminine Hygiene Products                      Shave Creams
Film, Cameras, Flashbulbs                      Shave Lotions and Colognes
First Aid Needs                                Shoe Care
Foot Care                                      Skin Care Products
Hair Accessories                               Soaps
Hair Coloring                                  Stationery and School Supplies
Hair Sprays                                    Toothbrushes
Hosiery                                        Toothpaste and Powders
Household Light Bulbs                          Vitamins and Tonics
Household Paper Products

           The sales of these products accounted for approximately 36%, 34% and 33% of the Company's revenues, respectively, during the fiscal years ended March 31, 1994, 1995 and 1996.

           Fragrances and Cosmetics
           ------------------------

           Fragrances distributed by the Company include those produced by Faberge, Inc., Chanel, Inc. and Revlon, Inc. Among the cosmetic products are eyeshadows, lipsticks, mascaras and skin care products produced by Revlon, Inc., Coty (a Division of Pfizer Inc.), Lancome (a Division of Cosmair, Inc.) and Estee Lauder, Inc. See "Manufacturers and Suppliers." During the fiscal years ended March 31, 1994, 1995 and 1996 fragrance and cosmetic sales accounted for approximately 34%, 32% and 32% of the Company's revenues, respectively. The profit margins on such sales are typically greater than those on name brand health and beauty aids, and accordingly, the Company has sought to increase its sales and marketing efforts in this area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Allou Brands
           ------------

           The Company currently markets approximately 50 health and beauty aid products under the "Allou Brands" tradename. Sales of its own products account for only a small percentage of the Company's business, representing approximately 2%, 1% and 1% of revenues during the fiscal years ended March 31, 1994, 1995 and 1996, respectively. The Company believes that many of its customers want the opportunity to purchase a portion of their supply requirements at a substantial savings which they can pass on to their customers. Such savings are afforded by the more "generic" Allou Brands products. The Company has found that sales of Allou Brands products are more profitable than those of name brand products, and accordingly, is expanding its sales and marketing efforts in this area by adding new items to its product line and by increasing advertising activities.

FOOD

           The Company added the sale of non-perishable packaged food items to its product line in fiscal 1991. These food items, which are purchased almost exclusively at discount prices from the major food companies, are sold to existing customers. This product line requires little additional operating costs to the Company since sales of food are pre-sold and drop-shipped directly to the customers from the vendors. During the fiscal years ended March 31, 1994, 1995 and 1996, food items accounted for approximately 20%, 18% and 17%, respectively, of the Company's revenues.

PRESCRIPTION PHARMACEUTICALS

           During fiscal 1994, the Company acquired the capital stock of Sobol, a manufacturers' distributor of branded prescription pharmaceuticals. Sobol was founded in 1928 and currently distributes pharmaceuticals to approximately 700 independent pharmacies in the Northeast. The Company intends to expand Sobol's customer base to include many of the Company's pharmacy accounts as well as to develop a national mail-order business to include both generic and branded pharmaceutical products. The Company also plans to offer Sobol's customers health and beauty aids and fragrances, which should serve to boost Sobol's profitability. The Company purchases approximately 4,000 branded pharmaceuticals from such manufacturers as Eli Lilly and Company, Glaxo Holdings p.l.c., Burroughs Wellcome Co. and Merck Sharp and Dohme, Inc. Additionally, the Company distributes 3,000 generic prescription pharmaceutical products which are purchased from manufacturers such as Schein Pharmaceuticals, Inc., Barre National, Inc., and Sidmak Laboratories, Inc. For the fiscal years ended March 31, 1994, 1995 and 1996, pharmaceuticals accounted for approximately 8%, 15% and 18%, respectively, of the Company's revenues.

HAIR AND SKIN CARE PRODUCTS

           During fiscal 1996, the Company purchased the selected assets of Russ Kalvin's, which assets included accounts receivable, inventory, equipment and intellectual property (patents, trademarks, etc.). This acquisition has enabled the Company to manufacture and distribute salon quality hair and skin care products to convenience stores, pharmacies and national mass merchandisers. Revenues generated from the sales of such products were not material during fiscal 1996.

MANUFACTURERS AND SUPPLIERS

           The products the Company distributes are manufactured and supplied by independent foreign and domestic companies, many of which also manufacture and supply HBA products, fragrances and cosmetics for many of the Company's competitors. The Company purchases approximately 8,000 HBA products from such manufacturers as Procter & Gamble Co., Johnson & Johnson and Gillette Co. and approximately 7,000 fragrance and cosmetic products directly from manufacturers such as Coty (a division of Pfizer Inc.) and Revlon, Inc. and from secondary sources with access to close-out purchases from retailers. The Company contracts with manufacturers to produce the Allou Brands products and manufactures it proprietary line of Russ Kalvin's generic brand hair and skin care products through its wholly-owned subsidiary, Allou Personal Care.

           The Company typically purchases goods from manufacturers on open accounts which are payable in 30 days and may receive discounts of up to 2% for early payments.

           As is customary in the industry, the Company does not have any licensing or other supply agreements with its manufacturers or suppliers. Therefore, any of these companies could terminate their relationship with the Company at any time. Management believes the absence of such agreements between the Company and its suppliers does not have a material adverse impact on the Company, since the Company has experienced no difficulty to date in obtaining products as needed and believes there are a number of alternate sources of supply for virtually all of the products that it sells. However, there can be no assurance the Company will not experience difficulties with its present manufacturers or suppliers, such as delays in obtaining products, which could materially adversely affect its operations or relationship with customers.

MARKETING AND SALES

           The Company markets national brand and Allou Brand HBA products primarily to retail outlets including small discount chains, individual HBA suppliers and non-chain supermarkets in the New York metropolitan area, Philadelphia, Pennsylvania and Miami, Florida. In addition, the Company markets fragrances and cosmetics to these customers and nationally to independent retailers, pharmacies and chain stores, including Wal-Mart Stores, Inc. and Sears, Roebuck & Co. The Company currently has approximately 4,200 active accounts. No single customer accounted for 10% or more of the Company's sales during the last two fiscal years.

           Sales are made by the Company's in-house sales staff of telemarketing professionals. In-house sales persons are paid a base salary plus a commission based on sales.

           The Company publishes an HBA and a fragrance catalogue each month containing order forms, descriptions of all products carried by the Company, the manufacturer's suggested retail price and net cost per unit or per dozen which are mailed to each of the Company's active customers. The catalogues also help serve the advertising needs of the manufacturers which provide the Company with rebates to pay for the cost of preparing, printing and mailing the catalogues. In addition to the monthly catalogues, the Company frequently supplies its customers with flyers advising them of items being sold at a discount. The sale of fragrances nationally to independent stores is handled exclusively by mail order through the catalogues.

           The Company holds an annual exclusive trade show in New York City for HBA retailers which is subsidized by manufacturers who display their wares, introduce products and meet with customers. The Company also coordinates a program sponsored by approximately 80 HBA retailers whereby the retailers are provided with circulars to send to their customers, point-of-sale promotional materials and product samples supplied by the manufacturers.

OPERATIONS

           The Company maintains a 143,894 square foot warehouse facility with sales and administrative offices in Brentwood, New York. The warehouse contains inventory for approximately three months of distribution to customers. The Company uses a computerized data base system which enables management to monitor sales, purchases and inventory status. The Company has not experienced problems with product shelf lives, as most products it sells are not perishable. HBA products that are perishable generally can be returned to the manufacturer if they are not sold by the expiration date.

           The Company's trucking agent has a trailer which makes bi-weekly deliveries to Florida as well as delivers certain fragrances to the Company's Brentwood, New York warehouse on return trips from Florida, as many fragrance vendors are located in southeast Florida. All other deliveries are made daily by trucks subleased from the Company by an entity which is paid on a per load basis and delivers exclusively for the Company. From the time it is placed, a customer's order will be delivered within 48 hours if within the metropolitan New York City area, and within five days if out-of-state.

           Work in the warehouse is cyclical and workers are trained in several tasks so that they can be rotated to fill the jobs where they are most needed.

           Since the acquisition of the selected assets of Russ Kalvin's in October 1995, the Company has been engaged in consolidating operations and reducing overhead at Russ Kalvin's, as well as positioning itself to market nationally the Russ Kalvin's generic brand hair and skin care products through its wholly-owned subsidiary, Allou Personal Care. The Company has consolidated all administrative functions of Russ Kalvin's at the Company's Brentwood, New York facility. In addition, the Company is currently negotiating a lease regarding 80,000 square feet of space in Saugus, California, which is used to manufacture and distribute its proprietary line of Russ Kalvin's generic brand hair and skin care products.

MANAGEMENT INFORMATION AND CONTROL SYSTEM

           The Company utilizes a proprietary, computerized data base management system which collects, integrates and analyzes data concerning sales, order processing, shipping, purchases, receiving, inventories and financial reporting. At any given time, the Company is able to determine the quantity of each item in inventory by brand, style, cost, list price and other characteristics.

           The system enables the Company to better manage its inventories. The system keeps a running inventory of goods on hand for each item it distributes. When the inventory of any item drops to a certain pre-set level, a purchase order for a set number of additional units of the item is automatically written and after being reviewed by management, is sent to the manufacturer with the weekly orders.

           By eliminating much of the paper flow and dispensing comprehensive information, this system has enabled the Company to reduce its receipt-of-order-to-shipment time capability for New York City metropolitan area customers to less than 48 hours, substantially reducing such customers need to stock inventory, thereby saving the customer the cost of financing its inventory requirements.

COMPETITION

           The distribution of HBA products is extremely competitive. The Company competes with pharmaceutical wholesalers that carry HBA products as an accommodation for their customers. Many of such distributors have greater financial and other resources than the Company. However, to the Company's knowledge, there is no significant competitor which distributes to its customer base of independent retail stores the assortment of HBA products that the Company distributes. The Com pany believes it competes on the basis of services rendered to its customer, including quick delivery and low minimum order requirements.

           The distribution of fragrance and high priced cosmetic items is very competitive. The Company competes to obtain its fragrances and cosmetics from manufacturers and middlemen who also supply competing distributors and sell directly to retailers. It competes on the basis of price and services rendered to its customers, including quick delivery and low minimum order requirements.

           In addition, the Company faces intensive competition with respect to marketing its own brand of HBA products and the Russ Kalvin's generic brand of hair and skin care products. The Company competes with major HBA companies, as well as hair and skin care companies, with well-established product lines, which spend large sums for advertising and marketing and have far greater financial and other resources than the Company. The Company also competes with these companies for shelf space and product placement in the various retail outlets. Additionally, the Company competes for the manufacture of its products from suppliers who also supply these and other companies. The Company believes that it can offer customers substantial savings on its generic products.

EMPLOYEES

           As of March 31, 1996, the Company employed approximately 250 persons on a full time basis, including 5 in executive positions, 22 in purchasing, 65 in marketing and sales, 40 in administration and accounting, 118 in warehousing and receiving. Certain of the sales personnel are partially paid on a commission basis. During peak selling seasons the Company also employs part time personnel.

           The Company is a party to a collective bargaining agreement expiring December 14, 1997 with the National Organization of Industrial Trade Unions covering all warehouse and receiving employees. The Company has not experienced any work stoppages. The Company believes its relations with its employees are satisfactory.

TRADENAMES AND TRADEMARKS

           The Company uses the unregistered tradename "Allou Brand" on generic products that it distributes. With the introduction of additional generic products, the Company may adopt other unregistered tradenames and trademarks. During fiscal 1996, the Company acquired the patents, trademarks and all other intellectual property of Russ Kalvin's. The Company believes that no single trademark, tradename or servicemark is material to the Company's business as a whole.

GOVERNMENT REGULATION

           The United States Food, Drug and Cosmetic Act and the Fair Packaging and Labelling Act regulate, among other things, the purity and packaging of HBA products and fragrances and cosmetic products. Similar statutes are in effect in various states. Manufacturers and distributors of HBA products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other trade practices. To the Company's knowledge, it only deals with manufacturers and manufactured products in a manner which complies with such regulations and who periodically submit their products to independent laboratories for testing. However, the failure by the Company's manufacturers or suppliers to comply with applicable government regulations could result in product recalls that could adversely affect the Company's relationships with its customers. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

ITEM 2.    PROPERTIES

           The Company leases approximately 143,894 square feet of space for its principal executive offices, warehouse and distribution facilities and sales headquarters in the Brentwood Industrial Park, 50 Emjay Boulevard, Brentwood, New York 11717, under a ten-year lease which expires on May 31, 2005, and includes a five-year option for renewal, at a base annual rental of $546,797.20, with additional charges for insurance, fuel and taxes and increases during the initial term of the lease.

           The Company is currently negotiating a lease regarding 80,000 square feet of space in Saugus, California, which is used to manufacture and distribute hair and skin care products. The proposed term of the lease is five years with a five-year option for renewal at a base annual rental of $300,000 with additional charges for insurance, fuel, taxes and increases during the initial term of the lease.


ITEM 3.    LEGAL PROCEEDINGS

           (a) The Company is a party to a number of legal proceedings as either plaintiff or defendant in connection with claims made for goods sold, all of which are considered routine litigation incidental to the business of the Company.

           (b) No legal proceedings were terminated during the fiscal quarter ended March 31, 1996 (other than routine litigation incidental to the business of the Company).


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.    MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
           MATTERS

Market Information
- ------------------

           The Company's Class A Common Stock is listed on the American Stock Exchange under the symbol "ALU". There is no established public trading market for the Company's Class B Common Stock.

           The following table sets forth the quarterly high and low sales prices of the Class A Common Stock during the Company's last two fiscal years:

CLASS A
COMMON STOCK                                                High       Low
- ------------                                                ----       ---

FISCAL YEAR ENDED MARCH 31, 1995

Quarter ending June 30, 1994.............................  10-1/4      8-1/2
Quarter ending September 30, 1994........................    9         7-7/8
Quarter ending December 31, 1994.........................    8-7/8     7
Quarter ending March 31, 1995............................    9-1/4     7-1/2


FISCAL YEAR ENDED MARCH 31, 1996

Quarter ending June 30, 1995.............................    8-15/16    8-1/16
Quarter ending September 30, 1995........................    8-1/4      5-1/4
Quarter ending December 31, 1995.........................    6-5/8      5-3/4
Quarter ending March 31, 1996............................    7-1/4      5-15/16


Holders
- -------

           As of June 27, 1996, there were 143 holders of record of the Company's Class A Common Stock and 4 holders of record of the Company's Class B Common Stock. Based upon conversations with brokers, Management believes that there are in excess of 1,000 beneficial owners of the Class A Common Stock.

Dividends
- ---------

           The Company has not paid a dividend on its shares of Class A Common Stock or Class B Common Stock and has no present expectation of doing so in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

           ALLOU HEALTH & BEAUTY CARE, INC.

Income Statement Data:
                                                               Year Ended March 31,
                                      1996              1995             1994          1993            1992
                                      ----              ----             ----          ----            ----
                                                (in thousands, except for share and per share data)

Revenues                              $273,322         $237,542        $205,520       $161,914       $124,940

Costs of revenues                      241,734          208,906         181,372        142,533        108,698
                                       -------          -------        --------       --------       --------

Gross profit                           31,588            28,636          24,148         19,381         16,242

Warehouse and delivery expense          8,063             6,864           5,391          4,417          4,393

Selling, general and
 administrative expense                 11,894           10,250          10,226          8,055          6,296
                                        ------           ------        --------       --------       --------

Income from operations                  11,631           11,522           8,531          6,909          5,553
Interest and other expense               5,513            3,956           2,609          1,943          2,352
                                         -----            -----        --------       --------       --------

Income before income taxes               6,118            7,566           5,922          4,966          3,201
                                         -----            -----        --------       --------       --------

Net income                           $   3,757        $   4,681        $  3,738       $  3,015      $   1,875
                                     =========        =========        ========       ========      =========

Net income per share               $       .65      $       .80      $      .73     $      .60     $      .50
                                   ===========      ===========      ==========     ==========     ==========

Dividends                          $    -0-         $    -0-         $  - 0 -       $  - 0 -       $  - 0 -
                                   ===========      ===========      ==========     ==========     ==========



Balance Sheet Data:
                                                                  As of March 31,
                                     1996              1995                 1994          1993               1992
                                     ----              ----                 ----          ----               ----
                                                                                   (in thousands)
Working capital                   $ 37,557           $ 36,193            $ 32,094        $ 19,732         $ 11,784
Total assets                       126,185            106,214              84,770          63,777           47,452
Total long-term liabilities            560                814                 895             410              422
Total liabilities                   82,016             66,038              50,743          43,311           34,191
Stockholder's equity                44,168             40,176              34,027          20,465           13,260

                                      -12-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

           Fiscal 1996 as Compared To Fiscal 1995
           --------------------------------------

           Revenues for the fiscal year ended March 31, 1996 ("fiscal 1996") were $273,322,102, representing a 15% increase over revenues of $237,542,426 for the fiscal year ended March 31, 1995 ("fiscal 1995), which resulted from increased revenues from each segment of the Company's business. The increased demand for the Company's products resulted from an expanded customer base, increases in same store sales and the addition of prescription pharmaceuticals distributed through its subsidiary, Sobol, which was acquired on April 1, 1993 and has resulted in an increase in the volume of products sold.

           Contributions to this increase in revenues by product segment is as follows: Health and beauty aids increased 10% in fiscal 1996, compared to fiscal 1995, due to increases in same store sales. Prestige designer fragrances grew 12% in fiscal 1996, compared to the same period in fiscal 1995, due to an increase in same store sales and an expanded customer base, thus increasing the volume of products sold. Nationally advertised branded non-perishable food products grew 10% in fiscal 1996, compared to fiscal 1995, due to an expanded customer base and increases in the volume of products sold. Sales of prescription pharmaceuticals grew 37% in fiscal 1996, compared to the same period in fiscal 1995, due to an increase in the volume of products sold. In each segment of the Company's businesses, revenues are recognized at the time merchandise is shipped to the customer, either directly by the Company, or in the case of food products, drop-shipped by third parties on behalf of the Company.

           Cost of goods sold increased as a percentage of revenues to 88.4% for fiscal 1996 from 88% for fiscal 1995. This increase in the cost of goods sold results from increased revenues contributed by the distribution of non-perishable food products and prescription pharmaceuticals and lower profit margins associated with the distribution of fragrance products. The food and drug distribution industries have lower gross profit margins when compared to the Company's other business segments and, therefore, the Company expects gross profit margins to contract in the foreseeable future as the market share of its grocery and prescription businesses continue to expand.

           Toward the end of fiscal 1996, certain opportunities arose for the purchase of fragrance products which are only available to the Company at unpredictable intervals. Fragrance products are purchased from secondary sources of supply. This method of purchasing requires the Company to pre-pay for these products in advance of delivery in order to ensure product delivery. Since the merchandise corresponding to the pre-payments was not received during fiscal 1996, neither inventory valuation nor cost of goods sold was affected for the period.

           Warehouse and delivery expenses, selling and general and administrative expenses increased as a percentage of revenues to 7.3% for fiscal 1996 from 7.2% for fiscal 1995, which increase was due, in part, to lower gross profit margins resulting from increased competition within segments of the Company's business.

           Inventories  increased  approximately  $14.4  million for fiscal 1996
when  compared  to  fiscal  1995.   This  increase  in  inventory  is  primarily
attributable to merchandise purchased in anticipation of increased sales.

           Interest expense as a percentage of revenues increased to 2% for fiscal 1996 from 1.7% for fiscal 1995 due to increased borrowings.

           Net income for fiscal 1996 was $3,756,686, which is a 20% increase over the net income for fiscal 1995 of $4,681,301, due primarily to the factors discussed above.

           Fiscal 1995 as Compared To Fiscal 1994
           --------------------------------------

           Revenues for the fiscal year 1995 were $237,542,426, representing a 16% increase over revenues of $205,519,590 for the fiscal year ended March 31, 1994 ("fiscal 1994"), which resulted from increased revenues from each segment of the Company's business. The increased demand for the Company's products resulted from an expanded customer base which sells the Company's prescription pharmaceutical medications, thereby, increasing the volume of products sold.

           Contributions to this increase in revenues by product segment is as follows: Health and beauty aids increased 5% in fiscal 1995, compared to fiscal 1994 due to increases in same store sales. Prestige designer fragrances grew 11% in fiscal 1995, compared to fiscal 1994, due to an increase in same store sales. Nationally advertised branded non-perishable food products grew 1.8% in fiscal 1995, compared to fiscal 1994, due to an increase in the volume of products sold. Sales of prescription pharmaceuticals grew 127% in fiscal 1995, compared to the same period in fiscal 1994, due to an expanded customer base and increases in products sold. In each segment of the Company's businesses, revenues are recognized at the time merchandise is shipped to the customer, either directly by the Company or, in the case of food products, drop-shipped by third parties on behalf of the Company.

           Cost of goods sold decreased as a percentage of revenues to 88% for fiscal 1995 from 88.3% for fiscal 1994. This decrease reflects the Company's continued commitment toward improving profit margins. The food and drug distribution industries have lower gross profit margins when compared to the Company's other business segments and, therefore, the Company expects gross profit margins to contract in the foreseeable future as the market share of its grocery and prescription businesses continue to expand.

           Toward the end of fiscal 1995, certain opportunities arose for the purchase of fragrance products which are only available to the Company at unpredictable intervals. Fragrance products are purchased from secondary sources of supply. This method of purchasing requires the Company to pre-pay for these products in advance of delivery in order to ensure product delivery. Since the merchandise corresponding to the pre-payments was not received during fiscal 1995, neither inventories nor cost of goods sold was affected for the period.

           Warehouse and delivery expenses, selling and general and administrative expenses decreased as a percentage of revenues to 7.2% for fiscal 1995 from 7.6% for fiscal 1994. This decrease is due, in part, to three officers of the Company waiving their rights to receive, during fiscal 1995, bonuses, in the aggregate amount of $1,354,606 as provided in their employment agreements, while Selling, General and Administrative expense during fiscal 1994 included $994,062 for bonuses paid to such officers. The Company also benefited from increased revenues during this period with out a proportional increase in operating expenses. This is attributable to cost cuts and improved operating efficiencies that have enabled the food business to impact favorably on income from operations despite the lower gross profit margins contributed by this segment of the business. Because the Company pre-sells food products and then combines the food products with orders for the Company's other products which is then delivered as one shipment, the Company incurs minimum overhead expenses and realizes operating profit margins comparable to other segments of its business. Operating efficiencies are further aided by a computerized data base management system which enables the Company to better manage its inventories and more closely align inventory purchases to sale of its products.

           Inventories increased by approximately $10.3 million from $57,270,710 in fiscal 1995 when compared to $46,941,210 in fiscal 1994. This increase in inventory is attributable to merchandise purchased in anticipation of increased sales.

           Although gross profit margins are generally higher in the fragrance distribution business, the effect of higher gross profit margins is mitigated by higher financing and warehousing costs due to the seasonability of this business. The Allou Brands of generic health and beauty aids offer high profit margins as compared to other segments of the business; however, the Company does not consider revenues generated from the sales of these products to be material.

           Interest expense as a percentage of revenues increased to 1.7% for fiscal 1995 from 1.3% for fiscal 1994 due to higher borrowing costs.

           Net income for fiscal 1995 was $4,681,301, representing a 25% increase over the net income for fiscal 1994 of $3,738,289, and was due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company meets its working capital requirements from internally generated funds and from a financing arrangement with The First National Bank of Boston, Bank Hapoalim, B.M., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc. and The Bank of Tokyo Trust Company for financing the Company's accounts receivable and inventory. As of March 31, 1996, the Company had $70,809,101 outstanding under its $85,000,000 bank line of credit. The loan is collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2-1/8% above the Eurodollar rate, at the option of the Company. The effective interest rate charged to the Company at March 31, 1996 was 7.55%, which was based on a combination of 2-1/8% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short term borrowings which in turn acts to increase loan availability consistent with the Company's financing agreement.

           On June 6, 1996, the Company and its subsidiaries entered into a Second Restated and Amended Revolving Credit and Security Agreement with The First National Bank of Boston, IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, Lasalle Business Credit, Inc. and The Bank of Tokyo - Mitsubishi Trust Company, which restated and amended the Company's bank financing arrangement to, among other things, increase the maximum available under the facility from $85,000,000 to $105,000,000, provide for interest at
 .375% above the prime rate or 2.00% above the Eurodollar rate, at the Company's option, permit its wholly-owned subsidiary Allou Distributors, Inc. to enter into the Lease Financing Facility (as defined below) and release any security interest of the banks in the property conveyed pursuant to the Lease Financing Facility.

           Allou Distributors, Inc., a wholly-owned subsidiary of the Company, entered into a Master Lease Finance Agreement dated April 24, 1996 (the "Lease Financing Facility") with BancBoston Leasing Inc. (the "Lessor"). Pursuant to the Lease Financing Facility, each of the Company and Allou Distributors, Inc. conveyed its title in and to certain equipment to the Lessor and leased such equipment back from the Lessor. The Lease Financing Facility closed on June 14, 1996.

           The Company's accounts receivable increased to $33,963,380 for fiscal 1996 from $28,473,020 for fiscal 1995 representing an increase of 19% due to an increase in sales and due to customers which had previously paid the Company in an average of 46 days at March 31, 1995 have been paying the Company in an average of 49 days at March 31, 1996. The Company believes the slowness in collection of accounts receivable is primarily a symptom of the poor regional economy. The Company does not anticipate this trend to continue once economic conditions improve.

           The Company has minimal capital investment requirements and any significant capital expenditures are financed through long-term lease agreements and would not adversely impact cash flow. The Company believes that its internally generated funds and bank line of credit will be sufficient to meet its currently anticipated cash and capital needs through the fiscal year ending March 31, 1997.

INFLATION AND SEASONALITY

           Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will have any significant effect on its future business. The Company's fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. The Company's other product lines are not seasonal.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The  Financial   Statements  of  the  Company  identified  below  are
contained in this Report on the pages indicated:

                                                                            Page
                                                                            ----

Report of Independent Auditor                                               F-1

Consolidated Balance Sheet -
March 31, 1996 and 1995                                                     F-2

Consolidated Statement of Operations -
Years ended March 31, 1996,
1995 and 1994                                                               F-3

Consolidated Statement of Shareholders' Equity -
Years ended March 31, 1996,
1995 and 1994                                                               F-4

Consolidated Statement of Cash Flows - Years
ended March 31, 1996, 1995
and 1994                                                                    F-5

Notes to Consolidated Financial Statements                                  F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


           The information called for by Part III (Items 10,11,12 and 13) is incorporated by reference to such information as it will be included in the Registrant's definitive Proxy Statement with respect to the Registrant's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


           (a) Documents filed as part of this Report:


                      1.         Financial Statements
                                 --------------------

           The  following  financial  statements of the Company are contained in
Item 8 of this Report on the pages indicated:

                                                                         Page
                                                                         ----

Report of Independent Auditors                                            F-1

Consolidated Balance Sheet -
March 31, 1996 and 1995                                                   F-2

Consolidated Statement of Operations -
Years ended March 31, 1996,
1995 and 1994                                                             F-3

Consolidated Statement of Shareholders' Equity -
Years ended March 31, 1996,
1995 and 1994                                                             F-4

Consolidated Statement of Cash Flows - Years
ended March 31, 1996, 1995
and 1994                                                                  F-5

Notes to Consolidated Financial Statements                                F-6

                        ALLOU HEALTH & BEAUTY CARE, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                   [MAYER RISPLER & COMPANY, P.C. LETTERHEAD]





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors:

Allou Health & Beauty Care, Inc.

Brentwood, New York

           We have audited the accompanying consolidated balance sheet of Allou Health & Beauty Care, Inc. as of March 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, such financial statements present fairly, in all material respects, the financial position of Allou Health and Beauty Care, Inc. at March 31, 1996 and 1995, and the results of its operations and cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                            Respectfully submitted,


                                             /s/ MAYER RISPLER & COMPANY, P.C.
                                            -------------------------------

                                            Mayer Rispler & Company, P.C.
                                            Certified Public Accountants

June 17, 1996
New York, New York

                        ALLOU HEALTH & BEAUTY CARE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------
                                                                            March 31,      March 31,
                                                                              1996           1995
                                                                              ----           ----
Current Assets
- --------------
   Cash                                                                  $    144,118   $    126,237
   Accounts Receivables (less allowance for
      doubtful accounts of $373,890 at March 31,
      1996 and $286,165 at March 31, 1995 (Note 5)                         33,963,830     28,473,020
   Inventories (Notes 1 & 5)                                               71,690,321     57,270,710
   Other Current Assets (Note 2)                                           13,215,004     15,546,524
                                                                         ------------   ------------
         Total Current Assets                                            $119,013,273   $101,416,491

   Fixed Assets, Less Accumulated Depreciation
      (Notes 1 & 3)                                                         3,625,147      2,186,968
   Other Assets (Note 4)                                                    3,546,285      2,610,504
                                                                         ------------   ------------
         TOTAL ASSETS                                                    $126,184,705   $106,213,963
                                                                         ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities
- -------------------
   Amounts Due Bank (Note 5)                                             $ 70,809,101   $ 54,128,480
   Current Portion of Long-Term Debt (Note 6)                                 222,393        245,116
   Accounts Payable and Accrued Expenses (Note 7)                          10,425,003     10,326,065
   Income Taxes Payable (Note 10)                                                   0        524,187
                                                                         ------------   ------------
         Total Current Liabilities                                       $ 81,456,497   $ 65,223,848
                                                                         ------------   ------------

Long Term Liabilities
- ---------------------
   Long-Term Debt, Less Current Portion (Note 6)                              529,390        751,783
   Deferred Income Taxes (Note 1)                                              30,422         62,122
                                                                         ------------   ------------
         Total Long Term Liabilities                                          559,812        813,905
                                                                         ------------   ------------
            TOTAL LIABILITIES                                            $ 82,016,309   $ 66,037,753
                                                                         ------------   ------------
Commitments & Contingencies (Note 8)

Stockholders' Equity (Notes 1 & 9)
- --------------------
   Preferred Stock, $.001 par value, 1,000,000
      shares authorized, none issued and outstanding

   Class A Common  Stock, $.001
      par value;  10,000,000 shares authorized and
      4,552,225 and 4,461,725 issued and outstanding at
      March 31, 1996 and 1995, respectively                              $      4,552   $      4,462
   Class B Common Stock, $.001 par value; 1,700,000
      authorized, 1,200,000 issued and outstanding at
      March 31, 1996 and 1995                                                   1,200          1,200
   Additional Paid-In Capital                                              23,476,508     23,241,098
   Retained Earnings                                                       20,686,136     16,929,450
                                                                         ------------   ------------
            TOTAL STOCKHOLDERS' EQUITY                                     44,168,396     40,176,210
                                                                         ------------   ------------
            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $126,184,705   $106,213,963
                                                                         ============   ============

The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                  For the years ended March 31,
                                              1996           1995           1994
                                              ----           ----           ----
Revenues                                  $273,322,102   $237,542,426   $205,519,590

Costs of Revenues                          241,734,316    208,906,041    181,372,370
                                          ------------   ------------   ------------

      Gross Profit                          31,587,786     28,636,385     24,147,220
                                          ------------   ------------   ------------

Operating Expenses
- ------------------
   Warehouse & Delivery                      8,062,827      6,864,463      5,390,953
   Selling, General & Administrative        11,893,687     10,250,475     10,225,695
                                          ------------   ------------   ------------

      Total Operating Expenses              19,956,514     17,114,938     15,616,648
                                          ------------   ------------   ------------

      Income From Operations                11,631,272     11,521,447      8,530,572
                                          ------------   ------------   ------------

Other Charges (Credits)
    Interest Expense                         5,524,543      3,978,453      2,633,014
   Other                                       (11,204)       (22,454)       (23,927)
                                          ------------   ------------   ------------

      Total                                  5,513,339      3,955,999      2,609,087
                                          ------------   ------------   ------------

      Income Before Income Taxes             6,117,933      7,565,448      5,921,485

   Provision for Income Taxes (Note 10)      2,361,247      2,884,147      2,183,196
                                          ------------   ------------   ------------

            NET INCOME                    $  3,756,686   $  4,681,301   $  3,738,289
                                          ------------   ------------   ------------

Net Income Per Common Share (Note 1):

Primary & Fully Diluted                        $   .65        $   .80        $   .73
                                               =======        =======        =======

The accompanying notes are an integral part of this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                              For the years ended March 31,
                                                          1996            1995            1994
                                                          ----            ----            ----
Cash Flows From Operating Activities
- ------------------------------------
   Net Income                                        $  3,756,686    $  4,681,301    $  3,738,289

Adjustments to Reconcile Net Income to Net Cash
   Used in Operating Activities:

   Depreciation and Amortization                          524,665         412,532         371,113

Decrease (Increase) In Assets:

   Accounts Receivable                                 (5,490,810)     (4,525,406)      1,917,115
   Inventory                                          (14,419,611)    (10,329,500)    (13,365,182)
   Other Assets                                         1,380,739      (5,774,910)     (5,519,602)

Increase (Decrease) In Liabilities:

   Accounts Payable & Accrued Expenses                     98,938         803,184       1,982,332
   Income Taxes Payable                                  (555,887)        363,187        (636,532)
                                                    -------------   -------------   -------------

      Net Cash Used In Operating Activities           (14,705,280)    (14,369,612)    (11,512,467)
                                                    -------------   -------------   -------------

Cash Flows From Investing Activities
- ------------------------------------
   Acquisition of Fixed Assets                         (1,947,844)     (1,451,966)       (446,880)
                                                    -------------   -------------   -------------

Cash Flows From Financing Activities
- ------------------------------------
   Net Increase In Amounts Due Bank                    16,680,621      14,044,169       1,869,320
   Borrowings                                                   0         211,284       1,371,546
   Repayment of Debt                                    (245,116)        (126,683)       (868,382)
   Net Proceeds from Exercise of
      Warrants & Options                                  235,500       1,467,998       9,823,158
                                                    -------------   -------------   -------------
         Net Cash Provided by Financing Activities     16,671,005      15,596,768      12,195,642
                                                    -------------   -------------   -------------

            NET INCREASE (DECREASE) IN CASH                17,881        (224,810)        236,295

            CASH AT BEGINNING OF YEAR                     126,337         351,047         114,752
                                                    -------------   -------------   -------------

            CASH AT END OF YEAR                      $    144,118    $    126,237    $    351,047
                                                    =============   =============   =============

Supplemental Disclosures of Cash Flow Information:

   Cash Paid for:
   Interest                                          $  5,464,832    $  3,844,593    $  2,580,779
   Income Taxes                                      $  3,243,631    $  2,520,960    $  3,389,496


The Company issued equipment notes for $211,284 during the year ended March 31, 1995.


The accompanying notes are an integral part of this financial statement.

                         ALLOU HEATH & BEAUTY CARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                               Common     Additional       Retained
                                Stock    Paid In Capital   Earnings       Total
                             -----------   -----------   -----------   -----------
Balance March 31, 1993       $     3,952   $11,951,652   $ 8,509,860   $20,465,464

Net Proceeds from Exercise
   of Warrants & Options           1,391     9,669,892             0     9,671,283

Common Stock Issued                   15       151,860             0       151,875

Net Income                             0             0     3,738,289     3,738,289
                             -----------   -----------   -----------   -----------

Balance March 31, 1994       $     5,358   $21,773,404   $12,248,149   $34,026,911
                             -----------   -----------   -----------   -----------

Net Proceeds from Exercise
   of Warrants and Options           304     1,467,694             0     1,467,998

Net Income                             0             0     4,681,301     4,681,301
                             -----------   -----------   -----------   -----------

Balance March 31, 1995       $     5,662   $23,241,098   $16,929,450   $40,176,210

Net Proceeds from Exercise
   of Options                         90       235,410                     235,500

Net Income                                                 3,756,686     3,756,686
                             -----------   -----------   -----------   -----------

Balance March 31, 1996       $     5,752   $23,476,508   $20,686,136   $44,168,396
                             ===========   ===========   ===========   ===========


The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           A. Organization

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

           On October 2, 1995, the Company purchased certain assets of Russ Kalvin Inc., a manufacturer of hair care products located in southern California for $2,254,150. These assets included accounts receivable, inventory, equipment and intangibles. The Company has incorporated wholly-owned subsidiaries which manufacture and distribute these products.

           These financial statements include the consolidated operations of the
Company  and  its   subsidiaries.   All  intercompany   transactions  have  been
eliminated.

           B. Description of Operations:

           The Company is engaged in the business of distributing brand name health and beauty aids, cosmetics, fragrances, grocery products and pharmaceuticals. The Company also distributes generic brand health and beauty aids and hair care products. The Company sells these products to retailers throughout the United States.

           C. Revenue Recognition

           The Company recognizes revenue on its entire product line at the time the products are shipped to the customer.

           D. Concentration of Credit Risk:

           The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

           E. Inventories:

           Inventories, which consist of finished goods, are stated at the lower of average cost or market.


           F. Fixed Assets:

           Property and equipment are stated at cost. Depreciation is provided for over the estimated useful lives of the assets by use of straight-line and accelerated methods.

                        ALLOU HEALTH & BEAUTY CARE, INC.

           G. Deferred Taxes:

           Deferred taxes represent the amount due on the cumulative effect of change of inventory valuation from LIFO to Average Cost Method. As permitted by applicable tax regulations, this amount can be included in income for tax purposes ratably over six years.

           H. Earnings Per Share:

           Primary and fully diluted earnings per share are computed on weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of the Company's outstanding stock warrants and stock options, which are considered to be common stock equivalents, in accordance with the treasury stock method for the years ended March 31, 1996 and 1995 and the modified treasury stock method for the year ended March 31, 1994.

           I. Estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reported period. Actual results could differ from those estimates.

2.         OTHER CURRENT ASSETS:

           Included in other current assets at March 31, 1996 are $11,251,093 of prepayments on merchandise and $700,000 of interest bearing officers' loans.

3.         PROPERTY AND EQUIPMENT:



                                        March 31,       March 31,     Estimated
                                           1996           1995      Useful Lives
                                           ----           ----      ------------

Machinery & Equipment                  $1,639,480    $   954,380         5 years
Furniture, Fixtures &
   Office Equipment                     2,015,415      1,782,192      5-10 years
Transportation Equipment                   96,750         96,750       3-5 years
Leasehold Improvements                  2,358,799      1,370,095     10-33 years
                                      -----------    -----------
                                        6,110,444      4,203,417
Less:  Accumulated Depreciation         2,485,297      2,016,449
                                      -----------    -----------
                                       $3,625,147     $2,186,968
                                      ===========    ===========

           Depreciation expense for the years ended March 31, 1996, 1995 and 1994 amounted to $509,665, 412,532 and $371,113, respectively.

4.         OTHER ASSETS:

           Included in other assets is $1,686,007 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary and the purchase of selected assets of Russ Kalvin Inc. (see note 1-A), and $1,487,572 of interest bearing officers' loans. The goodwill is being amortized over forty years and ten years respectively.

                        ALLOU HEALTH & BEAUTY CARE, INC.

5.         AMOUNTS DUE BANK:

           The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventory with aggregate maximum advances which have been increased as of June 7, 1996 from $85,000,000 to $105,000,000, including a $6,500,000 sublimit for overadvances. Interest on the loan balance which was payable monthly at 3/8% above the prime rate or 2 1/8% above the Eurodollar rate, at the option of the Company has been reduced by 1/8%. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at March 31, 1996 was 7.55%, which was based on a combination of 2 1/8% above the Eurodollar rate and 3/8% above the prime rate.

6.         LONG-TERM DEBT:

           Long-term debt consists of:

           (a) notes collateralized by certain of the Company's equipment, payable in aggregate monthly installments of approximately $11,000, which include interest at rates varying from 1% above the prime rate to 3.36% above the treasury bill rate.

           (b) a loan payable to the previous stockholder of M. Sobol, Inc. (see note 1-A). Interest payable on the declining principal balance has been calculated at 5.45% per annum, through April 1, 2000.

           The aggregate long-term debt is payable as follows:

           Year Ended
             March 31,
               1997                                $222,393
               1998                                 154,230
               1999                                 140,333
               2000                                 125,786
               2001                                 109,041
                                                  ---------
                                                   $751,783
                                                  =========


7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                       March 31,       March 31,
                                                         1996            1995
                                                         ----            ----
           Cost of Revenues                          $ 8,471,396      $9,016,485
           Selling, General & Administrative           1,236,841         621,734
           Interest - Bank                               374,229         313,525
           Payroll                                       333,537         374,321
                                                  --------------  --------------
                                                     $10,416,003     $10,326,065
                                                  ==============  ==============

                        ALLOU HEALTH & BEAUTY CARE, INC.

8.         COMMITMENTS AND CONTINGENCIES:

           A. Operating Leases:

           Effective April 1995, the Company's lease was renegotiated to include additional space and the lease term was extended to May 2005. Commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of March 31, 1996, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

           Year Ended
            March 31,
            ---------
               1997                         $864,797
               1998                          846,797
               1999                          852,797
               2000                          858,797
               2001                          768,749
               2002-2006                   2,608,078

           Rent expense for the years ended March 31, 1996, 1995 and 1994 amounted to $744,505, $490,052 and $308,252, respectively.

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

           D. Stock Option Plans:

           The Company has adopted Stock Option Plans which provide for the granting of stock options to certain key employees and directors. An aggregate of 1,300,000 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant.

                        ALLOU HEALTH & BEAUTY CARE, INC.

           Option activity for the years ended March 31, 1996, 1995 and 1994 was as follows:


                                 1996             1995             1994
                                 ----             ----             ----

Options outstanding
  at beginning of year       1,176,950          790,000          714,000
Granted                        136,550          415,450           80,000
Exercised                      (90,500)         (21,000)          (4,000)
Cancelled                      (38,500)          (7,500)               0
                            ----------       ----------       ----------

Outstanding at
  end of year                1,184,500        1,176,950          790,000
                            ==========       ==========       ==========

Option price range     $5.75 to $10.00  $2.50 to $10.00  $2.50 to $10.00
  at end of year       ===============  ===============  ===============

           E. The Company's three year employment agreements with four of its officers, which expired on August 1, 1995, provided for annual salaries of $150,000 each for three of the officers and $225,000 for the fourth. In addition, three of the officers received bonuses based on the Company's earnings before interest and taxes. For the year ended March 31, 1994, officers' bonus expense amounted to $1,054,774. For the year ended March 31, 1995, three of the officers waived their rights to a bonus of $1,354,606 and the fourth officer received a bonus of $40,000.

           Effective August 1, 1995, the Company entered into three year employment agreements with three of its officers. These agreements provide for each to receive annual salaries of $300,000 and a bonus of 3% of the first $2,000,000, 2% on the next $1,000,000 and 1% on the remaining increase over the Company's prior year earnings before interest and taxes. For the year ended March 31, 1996, these three officers received no bonus.

           F. Letter of Credit:

           The Company has irrevocable standby letters of credits in the sum of $475,000 expiring thru February 28, 1997.

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

                        ALLOU HEALTH & BEAUTY CARE, INC.

           During the year ended March 31, 1990, the Company's public offering became effective, whereby 460,000 units, each consisting of three shares of the Company's Class A common stock and three redeemable Class A warrants were sold. Additionally, the underwriters were granted 40,000 units of purchase warrants, each consisting of three shares Class A common stock and three redeemable Class A and Class B warrants.

           During the years ended March 31, 1992, 1993 and 1994, 1,367,726 Class A warrants and 1,355,516 Class B warrants were exercised, and 12,274 Class A warrants and 12,200 Class B warrants were redeemed and cancelled.

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

10.        PROVISION FOR INCOME TAXES:

                                                        March 31,
                                             1996          1995          1994
                                             ----          ----          ----

Income Before Income Taxes                $6,117,933    $7,565,448    $5,921,485
                                          ==========    ==========    ==========
Federal Income Tax                        $1,959,880    $2,372,572    $1,848,055
State Income Taxes                           401,367       511,575       335,141
                                          ----------    ----------    ----------

Total Provision for Income Taxes          $2,361,247    $2,884,147    $2,183,196
                                          ==========    ==========    ==========

           The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                                                March 31,
                                                         1996     1995     1994
                                                         ----     ----     ----
Federal Statutory Income Tax Rate                         34%      34%      34%

Increase in Tax Rates Resulting from:
 State Income Taxes, Net of Federal Tax
  Benefits                                                6.0%     5.6%     4.7%
Net Operating Loss Carryforward from subsidiary          (1.4%)   (1.5%)    -0-
(Over) Under Accrual of Prior Year Tax Provision          -0-      -0-    (1.8%)
                                                        -----    -----    -----
     Total Effective Tax Rates                          38.6%    38.1%    36.9%
                                                        =====    =====    =====

                        ALLOU HEALTH & BEAUTY CARE, INC.

           At March 31, 1996, net operating loss carryforwards of approximately $289,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

11.        RELATED PARTY TRANSACTIONS:

           The Company purchases from, and on occasion, sells to, various entities that are controlled by some of the Company's officers.

           For the years ended March 31, 1996, and 1995, there were no sales to related parties during or outstanding receivables at the end of the period. Purchases from related parties amounted to $1,735,661 and $1,357,687 respectively, with no outstanding amounts payable at the end of each period.

12.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                           Gross           Net      Earnings Per
 Quarters Ended            Revenues        Profit         Income    Common Share
 --------------            --------        ------         ------    ------------

June 30, 1995            $64,432,369    $ 7,225,913    $ 1,156,829    $.20
June 30, 1994            $55,345,135    $ 6,408,157    $   972,551    $.17

September 30, 1995       $66,913,389    $ 7,219,879    $   676,572    $.12
September 30, 1994       $57,469,223    $ 7,221,893    $   983,274    $.17

December 31, 1995        $76,715,466    $ 9,157,762    $ 1,198,267    $.21
December 41, 1994        $68,984,920    $ 8,384,852    $ 1,431,914    $.24

March 31, 1996           $65,260,878    $ 7,984,232    $   725,008    $.12
March 31, 1995           $55,743,148    $ 6,621,483    $ 1,293,562    $.22

                                                                   SCHEDULE VIII


                        ALLOU HEALTH & BEAUTY CARE, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                 Column A                   Column B      Column C        Column D       Column E
                 --------                   --------      Additions      Deductions      --------
                                                          ---------      ----------

                                           Balance at    Charged to     Write off of      Balance
                                            Beginning     costs and     uncollectible     at end
         Description                        of period     expenses        accounts       of period
         -----------                        ---------     --------        --------       ---------
March 31, 1994
   Allowance for Doubtful Accounts          $240,955      $446,221        $325,923       $361,253

March 31, 1995
   Allowance for Doubtful Accounts          $361,253      $294,000        $369,088       $286,165

March 31, 1996                              $286,165      $412,000        $324,275       $373,890
   Allowance for Doubtful Accounts


                                                                     SCHEDULE IX


                        ALLOU HEALTH & BEAUTY CARE, INC.

                              SHORT-TERM BORROWINGS


  Column A                             Column B                Column C           Column D          Column E            Column F(a)
  --------                             --------                --------           --------          --------            -----------

                                                                                   Maximum           Average              Weighted
 Category of                                                   Weighted            amount            amount               average
  aggregate                           Balance at                average          outstanding       outstanding         interest rate
 short-term                              end                   interest            during            during                during
 borrowings                           of period                  rate            the period        the period            the period
 ----------                           ---------                  ----            ----------        ----------            ----------
                                                                (Daily                                                     (Daily
                                                                Basis)                                                     Basis)
March 31, 1992
  Bank Loan                          $26,362,880                6.875%          $29,524,536         $26,820,253            8.535%

March 31, 1993
  Bank Loan                          $36,114,991                5.55%           $35,079,883         $32,569,571            5.864%

March 31, 1994
  Bank Loan                          $40,084,311                5.82%           $50,060,899         $45,141,816            5.53%

March 31, 1995
  Bank Loan                          $54,128,480                8.45%           $60,387,121         $52,642,369            7.23%

March 31, 1996                       $70,809,101                8.50%           $73,365,424         $67,206,057            8.14%
  Bank Loan


           ITEM 6.       SELECTED FINANCIAL DATA

                         ALLOU HEALTH & BEAUTY CARE INC.

               (In thousands, except for share and per share data)


Income Statement Data:
                                                 Year Ended March 31,
                                   1996       1995       1994       1993       1992
                                   ----       ----       ----       ----       ----
Revenues                         $273,322   $237,542   $205,520   $161,914   $124,940
Costs of revenues                 241,734    208,906    181,372    142,533    108,698
                                 --------   --------   --------   --------   --------

Gross profit                       31,588     28,636     24,148     19,381     16,242

Warehouse and delivery expense      8,063      6,864      5,391      4,417      4,393
Selling, general and
   administrative expense          11,894     10,250     10,226      8,055      6,296
                                 --------   --------   --------   --------   --------

Income from operations             11,631     11,522      8,531      6,909      5,553
Interest and other                  5,513      3,956      2,609      1,943      2,352
                                 --------   --------   --------   --------   --------
Income before income taxes          6,118      7,566      5,922      4,966      3,201
                                 --------   --------   --------   --------   --------

Net income (1)                   $  3,757   $  4,681   $  3,738   $  3,015   $  1,875
                                 ========   ========   ========   ========   ========

Net income per common share
   primary & fully diluted       $    .65   $    .80   $    .73   $    .60   $    .50
                                 ========   ========   ========   ========   ========

Dividends                        $      0   $      0   $      0   $      0   $      0
                                 ========   ========   ========   ========   ========



Balance Sheet Data:
                                                  As of March 31,
                                 1996       1995       1994       1993        1992
                                 ----       ----       ----       ----        ----
Working capital               $ 37,557   $ 36,193   $ 32,094   $ 19,732   $ 11,784
Total assets                   126,185    106,214     84,770     63,777     47,452
Total long-term liabilities        560        814        895        410        422
Total liabilities               82,016     66,038     50,743     43,311     34,191
Stockholders' equity            44,168     40,176     34,027     20,465     13,260


                        2. Financial Statement Schedules

           The following financial statement schedules are contained in this Report on the pages indicated:

                                                                         Page
                                                                         ----

Schedule VIII-   Valuation and Qualifying Accounts and Reserve            S-1

Schedule IX -    Short-Term Borrowings                                    S-2

           Schedules other than those listed above have been omitted as they are either not required, are not applicable, or the information called for is shown in the financial statements or notes thereto.


         3. Exhibits: The following Exhibits are filed as a part of this
Report:

Exhibit No.                               Description

3.1 Certificate of Incorporation of the Registrant (filed as Exhibit 3a to Registration Statement No. 33-26981 on Form S-1 ("Registrant's Form S-1"), and incorporated herein by reference).

3.1.1 Certificate of Amendment to Certificate of Incorporation of Registrant dated July 7, 1989 (filed as Exhibit 3(a)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 ("1990 Form 10-K") and incorporated herein by reference).

3.1.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated September 9, 1993 (filed as Exhibit 3(a)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K") and incorporated herein by reference).

3.2 By-Laws of the Registrant (filed as Exhibit 3b to Registrant's Form S-1, and incorporated herein by reference).

*10.1 Employment Contract dated as of August 1, 1995 between the Registrant and Victor Jacobs.

*10.2 Employment Contract dated as of August 1, 1995 between Registrant and Herman Jacobs.

*10.3 Employment Contract dated as of August 1, 1995 between the Registrant and Jack Jacobs.

10.4           Amended and Restated 1989  Incentive  Stock Option Plan (filed as
               Exhibit 10(e) to Registrant's 1990 Form 10-K and incorporated herein by reference).

10.5 1991 Stock Option Plan (filed as Exhibit 10(e)(1) to Registrant's Post-Effective Amendment No. 1 to Registrant's Form S-1 and incorporated herein by reference).

10.6 1992 Stock Option Plan (filed as Exhibit 10(e)(2) to Registrant's 1993 Form 10-K and incorporated herein by reference).

10.7 Lease Agreement dated December 8, 1993 between Allou Distributors, Inc. and Brentwood Distribution Co. (filed as
               Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K") and incorporated herein by reference).

10.8 Lease Agreement dated March 4, 1980 between Registrant and Pueblo Supermarkets, Inc. (filed as Exhibit 10g to Registrant's Form S-1 and incorporated herein by reference).

10.9 Lease Agreement dated January 1, 1993 between M. Sobol, Inc. and Simon and Barbara J. Mandell (filed as Exhibit 10(g) to Registrant's 1993 Form 10-K and incorporated herein by reference).

10.10 Agreement dated December 13, 1994 between Allou Distributors, Inc. and the National Organization of Industrial Trade Unions (filed as Exhibit 10(i) to the Registrant's 1995 Form 10-K and incorporated herein by reference).

10.11 Restated and Amended Revolving Credit and Security Agreement among the First National Bank of Boston, Bank Hapoalim B.M., v dated as of May 9, 1994 (filed as Exhibit 10(n) to Registrant's 1994 Form 10-K and incorporated herein by reference).

10.12 First Amendment to Restated and Amended Revolving Credit and Security Agreement among the First National Bank of Boston, Bank Hapoalim B.M., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., The Bank of Tokyo Trust Company, the Registrant and Allou Distributors, Inc. dated August 24, 1994 (filed as Exhibit 10(l) to the Registrant's 1995 Form 10-K and incorporated herein by reference).

*10.13 Second Restated and Amended Revolving Credit and Security Agreement dated as of June __, 1996 among Allou Health & Beauty Care, Inc., Allou Distributors, Inc., The First National Bank of Boston, IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc. and The Bank of Tokyo
               - Mitsubishi Trust Company.

*10.14 Master Lease Finance Agreement dated as of April 24, 1996 between BancBoston Leasing Inc. and Allou Distributors, Inc.

*11            Computation of Earnings Per Common Stock.

*21            Subsidiaries of the Registrant.

*23            Consent of Mayer Rispler & Co.

*27            Financial Data Schedule

- ----------------
* Filed herewith


               (b)       Reports on Form 8-K

                         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALLOU HEALTH & BEAUTY CARE, INC.


                                  By:         /s/ VICTOR JACOBS
                                      ----------------------------------
                                             Victor Jacobs,
                                             Chairman of the Board and
                                             Chief Executive Officer

Dated:  June 28, 1996


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                                   Title                              Date
- ----------                                   -----                              ----
   /s/ VICTOR JACOBS                 Chairman of the Board and Chief    June 28, 1996
- ----------------------------         Executive Officer
      Victor Jacobs


  /s/ HERMAN JACOBS                  President and Director             June 28, 1996
- ----------------------------
      Herman Jacobs


   /s/ DAVID SHAMILZADEH             Chief Financial Officer, Chief     June 28, 1996
- ----------------------------         Accounting Officer and Director
      David Shamilzadeh


   /s/ JACK JACOBS                   Director                           June 28, 1996
- ----------------------------
       Jack Jacobs


   /s/ RAMON MONTES                  Director                           June 28, 1996
- ----------------------------
       Ramon Montes


   /s/ SOL NAIMARK                   Director                           June 28, 1996
- ----------------------------
       Sol Naimark


   /s/ JEFFREY BERG                  Director                           June 28, 1996
- ----------------------------
       Jeffrey Berg


                                Index to Exhibits


Exhibit No.                Description                                   Page
- -----------                -----------                                   ----

3.1            Certificate  of  Incorporation  of the  Registrant
               (filed as Exhibit 3a to Registration Statement No.
               33-26981 on Form S-1 ("Reg istrant's Form S-1"), and incorporated herein by reference).

3.1.1 Certificate of Amendment to Certificate of Incorporation of Registrant dated July 7, 1989 (filed as Exhibit 3(a)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 ("1990 Form 10-K") and incorporated herein by reference).

3.1.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated September 9, 1993 (filed as Exhibit 3(a)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K") and incorporated herein by reference).

3.2            By-Laws of the Registrant  (filed as Exhibit 3b to
               Registrant's Form S-1, and incorporated herein by reference).

*10.1 Employment Contract dated as of August 1, 1995 between the Registrant and Victor Jacobs.

*10.2 Employment Contract dated as of August 1, 1995 between Registrant and Herman Jacobs.

*10.3 Employment Contract dated as of August 1, 1995 between the Registrant and Jack Jacobs.

10.4           Amended and Restated 1989  Incentive  Stock Option
               Plan (filed as Exhibit 10(e) to Registrant's  1990
               Form 10-K and incorporated herein by reference).

10.5 1991 Stock Option Plan (filed as Exhibit 10(e)(1) to Registrant's Post-Effective Amendment No. 1 to
               Registrant's Form S-1 and incorporated herein by reference).

10.6 1992 Stock Option Plan (filed as Exhibit 10(e)(2) to Registrants 1993 Form 10-K and incorporated herein by reference).

10.7 Lease Agreement dated December 8, 1993 between Allou Distributors, Inc. and Brentwood Distributors Co. (filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K") and incorporated herein by reference).

Exhibit No.                Description                                   Page
- -----------                -----------                                   ----

10.8           Lease   Agreement  dated  March  4,  1980  between
               Registrant and Pueblo Supermarkets, Inc. (filed as
               Exhibit   10g  to   Registrant's   Form   S-1  and
               incorporated herein by reference).

10.9           Lease  Agreement  dated January 1, 1993 between M.
               Sobol,  Inc.  and Simon and  Barbara  J.  Mandell.
               (Filed as Exhibit 10(g) to Registrant's  1993 Form
               10-K and incorporated herein by reference).

10.10 Agreement dated December 13, 1994 between Allou Distributors, Inc. and the National Organization of Industrial Trade Unions (filed as Exhibit 10(i) to Registrant's 1995 Form 10-K and incorporated herein by reference.

10.11 Restated and Amended Revolving Credit and Security Agreement among the First National Bank of Boston, Bank Hapoalim B.M., IBJ Schroder Bank & Trust Company, Sarwa Business Credit Corporation, LaSalle Business Credit, Inc., The Bank of Tokyo Trust Company, the Registrant and Allou Distributors, Inc. dated as of May 9, 1994 (filed as Exhibit 10(n) to Registrant's 1994 Form 10-K and incorporated herein by reference).

10.12 First Amendment to Restated and Amended Revolving Credit and Security Agreement among the First National Bank of Boston, Bank Hapoalim B.M., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., The Bank of Tokyo Trust Company, the Registrant and Allou Distributors, Inc. dated August 24, 1994 (filed as Exhibit 10(l) to Registrant's 1995 Form 10-K and incorporated herein by reference).

*10.13 Second Restated and Amended Revolving Credit and Security Agreement dated as of June __, 1996 among Allou Health & Beauty Care, Inc., Allou Distributors, Inc., The First National Bank of Boston, IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc. and The Bank of Tokyo - Mitsubishi Trust Company.

*10.14         Master Lease Finance  Agreement  dated as of April
               24, 1996 between BancBoston Leasing Inc. and Allou
               Distributors, Inc.

*11            Computation of Earnings Per Common Share.

*21            Subsidiaries of the Registrant.

*23            Consent of Mayer Rispler & Co.

*27            Financial Data Schedule



- ----------------
* Filed herewith