Form 10-Q
period 1996-06-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1996-08-14
CIK 846538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                         11-2953972
- -------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

50 Emjay Boulevard, Brentwood, New York                              11717
- ----------------------------------------                          -----------
(Address of principal executive offices)                            Zip Code

           Registrant's telephone number, including area code: (516) 273-4000

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                           August 12, 1996
- ------                                                          ---------------
Class A Common Stock, $.001 par value                               4,552,225
Class B Common Stock, $.001 par value                               1,200,000

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                             Page

     Item 1.    Financial Statements

                Consolidated Balance Sheet as of June 30, 1996 (unaudited)
                    and March 31, 1996....................................... 3

                Consolidated Statement of Income and Retained Earnings
                     (unaudited) for the three-month periods ended
                     June 30, 1996 and 1995.................................. 4

                Consolidated Statement of Cash Flows (unaudited) for the
                    three-month periods ended June 30, 1996 and 1995......... 5

                Notes to Consolidated Financial Statements (unaudited)....... 6

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations............. 14


PART II.   OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K............................. 16

SIGNATURES................................................................... 18

EXHIBIT INDEX................................................................ 19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        ALLOU HEALTH & BEAUTY CARE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                  June 30,       March 31,
                                                                    1996           1996
                                                                ------------   ------------
Current Assets
  Cash                                                          $     46,843   $    144,118
  Accounts Receivable (less allowance for doubtful
    accounts of $493,744 at June 30, 1996
    and $373,890 at March 31, 1996 (Notes 1 & 5)                  41,703,238     33,963,830
  Inventories (Notes 1 & 5)                                       74,940,315     71,690,321
  Other Current Assets (Note 2)                                   13,141,394     13,215,004
                                                                ------------   ------------
           Total Current Assets                                 $129,831,790   $119,013,273
  Fixed Assets, Less Accumulated Depreciation (Notes 1 & 3)        3,539,201      3,625,147
  Other Assets (Note 4)                                            3,590,856      3,546,285
                                                                ------------   ------------

                     TOTAL ASSETS                               $136,961,847   $126,184,705
                                                                ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Amounts Due Bank (Note 5)                                     $ 77,493,529   $ 70,809,101
  Current Portion of Long-Term Debt (Note 6)                         464,021        222,393
  Accounts Payable and Accrued Expenses (Note 7)                  11,627,916     10,425,003
  Income Taxes Payable (Note 10)                                     214,480          - 0 -
                                                                ------------   ------------

           Total Current Liabilities                            $ 89,799,946   $ 81,456,497
                                                                ------------   ------------

Long Term Liabilities
  Long-Term Debt, Less Current Portion (Note 6)                    2,160,416        529,390
  Deferred Income Taxes (Note 1)                                      30,422         30,422
                                                                ------------   ------------

           Total Long Term Liabilities                             2,190,838        559,812
                                                                ------------   ------------

                     TOTAL LIABILITIES                          $ 91,990,784   $ 82,016,309
                                                                ------------   ------------

Commitments & Contingencies (Note 8)

Stockholders' Equity (Notes 1 & 9)
  Preferred Stock, $.001 par value, 1,000,000  shares
    authorized, none issued and outstanding
  Class A Common Stock, $.001 par value; 10,000,000
    shares authorized and 4,552,225 issued and outstanding
    at June 30, 1996  and March 31, 1996                        $      4,552   $      4,552

  Class B Common Stock, $.001 par value; 1,700,000
    authorized, 1,200,000 issued and outstanding at
    June 30, 1996 and March 31, 1996                                   1,200          1,200
  Additional Paid-In Capital                                      23,476,508     23,476,508
  Retained Earnings                                               21,488,803     20,686,136
                                                                ------------   ------------

                     TOTAL STOCKHOLDERS' EQUITY                   44,971,063     44,168,396
                                                                ------------   ------------

                     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $136,961,847   $126,184,705
                                                                ============   ============

    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                      For The Three Months Ended
                                                               June 30,
                                                          1996         1995
                                                          ----         ----

Revenues                                             $68,958,061   $64,432,369

Costs of Revenues                                     60,827,615    57,206,456
                                                    -----------   -----------

           Gross Profit                                8,130,446     7,225,913
                                                    -----------   -----------

Operating Expenses

  Warehouse & Delivery                                 1,994,873     1,599,486
  Selling, General & Administrative                    3,356,081     2,494,334
                                                    -----------   -----------

           Total Expenses                              5,350,954     4,093,820
                                                    -----------   -----------

           Income From Operations                      2,779,492     3,132,093
                                                    -----------   -----------

Other Charges (Credits)

  Interest                                             1,489,809     1,260,261
  Other                                                  (10,984)       (6,997)
                                                    -----------   -----------

           Total                                       1,478,825     1,253,264
                                                    -----------   -----------

           Income Before Income Taxes                  1,300,667     1,878,829

  Provision for Income Taxes (Note 10)                   498,000       722,000
                                                     -----------   -----------


                     NET INCOME                          802,667     1,156,829

                     RETAINED EARNINGS - BEGINNING    20,686,136    16,929,450
                                                     -----------   -----------

                     RETAINED EARNINGS - ENDING      $21,488,803   $18,086,279
                                                     ===========   ===========

Net Income Per Common Share:  (Note 1)

  Primary and Fully Diluted                          $       .14   $       .20
                                                     ===========   ===========



    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For The Three Months Ended
                                                                June 30,
                                                          1996           1995
                                                          ----           ----
Cash Flows From Operating Activities

  Net Income                                         $   802,667    $ 1,156,829

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

    Depreciation and Amortization                        162,505        102,991

Decrease (Increase) In Assets:

    Accounts Receivable                               (7,739,408)    (9,551,656)
    Inventory                                         (3,249,994)    (7,249,908)
    Prepaid Purchases and Other Assets                    21,539      7,731,808

Increase (Decrease) In Liabilities:

    Accounts Payable and Accrued Expenses              1,202,913      2,243,572
    Income Taxes Payable                                 214,480         33,738
                                                     -----------   -----------

       Net Cash Used In Operating Activities          (8,585,298)   (5,532,626)
                                                     -----------   -----------

Cash Flows Used in Investing Activities

    Acquisition of Fixed Assets                          (69,059)     (778,761)
                                                     -----------   -----------

Cash Flows From Financing Activities

    Net Increase in Amounts Due Bank                   6,684,428     6,425,807
    Borrowings                                         2,010,376           -0-
    Repayment of Debt                                   (137,722)     (138,744)
                                                     -----------   -----------

       Net Cash Provided by Financing Activities       8,557,082     6,287,063
                                                     -----------   -----------

           DECREASE IN CASH                              (97,275)      (24,324)

           CASH AT BEGINNING OF PERIOD                   144,118       126,237
                                                     -----------   -----------

           CASH AT END OF PERIOD                     $    46,843   $   101,913
                                                     ===========   ===========

Supplemental Disclosures of Cash Flow Information:

  Cash Paid For:

    Interest                                         $ 1,496,925    $ 1,228,415
    Income Taxes                                             -0-    $   688,262

           During the three months ended June 30, 1996 the Company issued notes for $2,010,376.

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

           H.        Earnings Per Share:

           Primary and fully diluted earnings per share are computed on weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of the Company's outstanding stock warrants and stock options, which are considered to be common stock equivalents, in accordance with the treasury stock method for the three months ended June 30, 1996 and 1995.

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

2.         OTHER CURRENT ASSETS:

           Included in other current assets at June 30, 1996 are $10,846,485 of prepayments on merchandise and $700,000 of interest bearing officers' loans.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.         PROPERTY AND EQUIPMENT:


                                          June 30,      March 31,    Estimated
                                            1996           1996     Useful Lives
                                            ----           ----     ------------

Machinery & Equipment                    $1,597,195     $1,639,480    5 years
Furniture, Fixtures & Office
  Equipment                               2,098,124      2,015,415   5-10 years
Transportation Equipment                     96,750         96,750   3-5 years
Leasehold Improvements                    2,387,434      2,358,799   10-33 years
                                         ----------    -----------
                                          6,179,503      6,110,444
Less: Accumulated Depreciation            2,640,302      2,485,297
                                         ----------    -----------
                                         $3,539,201    $ 3,625,147
                                         ==========    ===========


           Depreciation expense for the three months ended June 30, 1996 and 1995 amounted to $155,005 and $102,991, respectively.

4.         OTHER ASSETS:

           Included in other assets is $1,669,041 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary and the purchase of selected assets of Russ Kalvin Inc. (see note 1-A), and $1,531,323 of interest bearing officers' loans. The goodwill is being amortized over forty years and ten years respectively.

5.         AMOUNTS DUE BANK:

           The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventory with aggregate maximum advances of $105,000,000, including a $6,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at June 30, 1996 was 7.44%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.         LONG-TERM DEBT:

                Long-term debt consists of:

           (a) notes collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $52,000, which include interest at rates varying from 3/8% above the prime rate to 3.36% above the treasury bill rate.

           (b) a loan payable to the previous stockholder of M. Sobol, Inc. (see note 1-A). Interest payable on the declining principal balance has been calculated at 5.45% per annum, through April 1, 2000.

           The aggregate long-term debt is payable as follows:

                     Year Ended
                       March 31,
                       ---------
                     1997 (nine months)                    $335,514
                     1998                                   514,029
                     1999                                   531,398
                     2000                                   550,834
                     2001 - 2002                            692,662
                                                         ----------
                                                         $2,624,437
                                                         ==========

7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES:


                                                     June 30,          March 31,
                                                       1996              1996
                                                       ----              ----

Cost of Revenue                                    $10,231,408       $ 8,471,396
Selling, General & Administrative                      724,657         1,245,841
Interest - Bank                                        390,246           374,229
Payroll                                                281,605           333,537
                                                   -----------       -----------
                                                   $11,627,916       $10,425,003
                                                   ===========       ===========

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.         COMMITMENTS AND CONTINGENCIES:

           A.        Operating Leases:

           Effective April 1995, the Company's lease was renegotiated to include additional space and the lease term was extended to May 2005. Commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of June 30, 1996, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

                     Year Ended
                       March 31,
                       ---------

                     1997 (nine months)                  $  648,598
                     1998                                   846,797
                     1999                                   852,797
                     2000                                   858,797
                     2001                                   768,749
                     2002 - 2006                          2,608,078

           Rent expense for the three months ended June 30, 1996 and 1995 amounted to $143,386 and $154,168, respectively.

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

           D.        Stock Option Plans:

           The Company has adopted Stock Option Plans which provide for the granting of stock options to certain employees and directors. An aggregate of 1,300,000 shares of common stock are

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant. As of June 30, 1996, the Company had 1,184,500 of outstanding options at prices ranging from $5.75 to $10.00. As of June 30, 1995, the Company had 1,176,950 of outstanding options at prices ranging from $2.50 to $10.00.

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

           Effective August 1, 1995, the Company entered into three year employment agreements with three of its officers. These agreements provide for each to receive annual salaries of $300,000 and a bonus of 3% of the first $2,000,000, 2% on the next $1,000,000 and 1% on the remaining increase over the Company's prior year earnings before interest and taxes. For the three months ended June 30, 1996, these three officers received no bonus.

           Effective June 30, 1996, the Company entered into a three year employment agreement with a fourth officer, providing for an annual salary of $225,000 and a $75,000 bonus.

           F.        Letter of Credit:

           The Company has irrevocable standby letters of credits in the sum of $3,546,530 expiring thru June 8, 1997.

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

10.        PROVISION FOR INCOME TAXES:


                                                               June 30,
                                                        1996             1995
                                                        ----             ----

Income Before Income Taxes                           $1,300,667       $1,878,829
                                                     ==========       ==========

     Federal Income Tax                              $  413,000       $  595,000
     State Income Taxes                                  85,000          127,000
                                                     ----------       ----------

Total Provision for Income Taxes                     $  498,000       $  722,000
                                                     ==========       ==========

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

           The following is a reconciliation of the statutory income tax rate to the total effective tax rates:


                                                                 June 30,
                                                             1996      1995
                                                             ----      ----

Federal Statutory Income Tax Rate                             34%       34%

Increase in Tax Rates Resulting from:
   State Income Taxes, Net of Federal Tax Benefits           4.3%      4.4%

                           Total Effective Tax Rates        38.3%     38.4%
                                                          ======    ======


           At June 30, 1996, net operating loss carryforwards of approximately $289,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

11.        RELATED PARTY TRANSACTIONS:

           The Company purchases from, and on occasion, sells to, various entities that are controlled by some of the Company's officers.

           For the three months ended June 30, 1996, and 1995, there were no sales to related parties during, or outstanding receivables at the end of the period. For the three months ended June 30, 1996 purchases from related parties amounted to $73,156 and prepaid purchases were $346,406.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended June 30, 1996 and 1995.
- ------------------------------------------------------------------------

           Revenues for the three months ended June 30, 1996 were $68,958,061 representing a 7% increase over revenues of $64,432,369 for the three months ended June 30, 1995.

           This increase in revenues is attributable to an increase in sales volume for each segment of the Company's business, an expanded customer base and an increase in same store sales, which together have caused an increase in the volume of products sold.

           Contributions to this increase in revenues by product segment is as follows:

           Health and beauty aids increased 2% when compared to the same period in the previous year due to an increase in same store sales.

           Prestige designer fragrances grew 8% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

           Nationally advertised non-perishable branded food products grew 6% when compared to the same period in the prior year due to an increase in the volume of products sold.

           Sales of prescription pharmaceuticals generated by the Company's subsidiary, M. Sobol, Inc. increased 4.1% when compared to the same period in the prior year due to an expanded customer base.

           Cost of revenues at June 30, 1996 increased by $3.6 million when compared to cost of revenues at June 30, 1995. This increase represents increased unpaid purchases of inventory due to greater sales for the period.

           Gross profit as a percentage of revenues increased to 11.8% for the three months ended June 30, 1996 when compared to 11.2% for the same period in the previous year. This increase is due to the stabilization of profit margins in various segments of the company's business.

           Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 7.8% for the three months ended June 30, 1996 from 6.4% for the same period in the prior year. This increase is due to added expenses associated with the acquisition of Allou Personal Care Corporation and legal fees associated with this acquisition.

           Interest expense for the three months ended June 30, 1996 increased to 2.1% from 1.9% when compared to the three months ended June 30, 1995. This increase is due to higher borrowing costs.

           Net income for the three months ended June 30, 1996 was $802,667 representing a 31% decrease over net income of $1,156,829 for the comparable period in 1995. This decrease in net income is due primarily to the reasons discussed above.

Liquidity and Capital Resources
- -------------------------------

           The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of June 30, 1996, the Company had $77,493,529 outstanding under its $105,000,000 bank line of credit. The loan in collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate of 2% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

           The Company's accounts receivable has increased from $38,024,676 at June 30, 1995 to $41,703,238 at June 30, 1996 representing an increase of 9.7%. This increase in accounts receivable is due to increased sales for the period and to customers which previously had paid the Company in an average of 53 days at June 30, 1995 recently have been paying the Company in an average of 54 days at June 30, 1996.

           The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that its internally generated funds and bank line of credit will be sufficient to meet its currently anticipated cash and capital needs through the fiscal year ending March 31, 1998.

                           PART II. OTHER INFORMATION

Item       6. Exhibits and Reports on Form 8-K

           (a)        Exhibits:

                      10.1 Employment Agreement dated as of June 30, 1996 between Allou Health & Beauty Care, Inc. and Ramon Montes

                      27.1       Financial Data Schedule.

           (b)        Reports on Form 8-K

           The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1996.

                                                                      EXHIBIT XI

                        ALLOU HEALTH & BEAUTY CARE, INC.

          COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON
                                      SHARE

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                           1996          1995
                                                           ----          ----

Reconciliation of net income per
consolidated statement of operations to amount used in earnings per share calculation:

           Net Income                                   $  802,667    $1,156,829
                                                        ==========    ==========

Reconciliation  of weighted average
number of shares outstanding to amount used in earnings per share calculation:

  Weighted average number of
    shares outstanding                                   5,752,225     5,661,725

  Add:     Shares issuable from assumed
           exercise of options and warrants                 58,014       248,704
                                                        ----------    ----------

           Total Common Stock And Equivalents            5,810,239     5,910,429
                                                        ==========    ==========

Earnings per common share                               $      .14    $      .20
                                                        ==========    ==========

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLOU HEALTH & BEAUTY CARE, INC.

                                                /s/ DAVID SHAMILZADEH
Dated:  August 14, 1996                    By: ---------------------------------
                                               David Shamilzadeh,
                                               Senior Vice President of Finance
                                               and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                     Description                               Page Number
- ------                     -----------                               -----------

10.1           Employment  Agreement  dated as of June  30,  1996
               between Allou Health & Beauty Care, Inc. and Ramon
               Montes

27.1           Financial Data Schedule