Form 10-Q
period 1996-09-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1996-11-14
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


                           Commission File No. 1-10340


                        ALLOU HEALTH & BEAUTY CARE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        11-2953972
  -------------------------------                    --------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


   50 Emjay Boulevard, Brentwood, New York                   11717
   -----------------------------------------               ----------
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

                                 Yes [X] No [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                      November 11, 1996
-------------------------------------                     -----------------
Class A Common Stock, $.001 par value                        4,552,225
Class B Common Stock, $.001 par value                        1,200,000

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                      INDEX

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheet as of September 30, 1996
                      (unaudited) and March 31, 1996........................ 3

             Consolidated Statement of Income and Retained Earnings
                      For the Six Months Ended September 30, 1996
                      and 1995 (unaudited).................................. 4

             Consolidated Statement of Income and Retained Earnings
                      For the Three Months Ended September 30, 1996
                      and 1995 (unaudited).................................. 5

             Consolidated Statement of Cash Flows (unaudited)
                      For the Six Months Ended September 30, 1996........... 6

             Notes to Consolidated Financial Statements..................... 7

    Item 2.  Managements' Discussion and Analysis of Financial
                Condition and Results of Operations........................ 14


PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders........... 16

    Item 6.  Exhibits and Reports on Form 8-K.............................. 16


SIGNATURES................................................................. 17

EXHIBIT INDEX.............................................................. 18

                                            ALLOU HEALTH & BEAUTY CARE, INC.
                                               CONSOLIDATED BALANCE SHEET

                                                          ASSETS

                                                                                   September 30,    March 31,
                                                                                       1996           1996
                                                                                   ------------   ------------
Current Assets
  Cash                                                                             $     60,729   $    144,118
  Accounts Receivable (less allowance for
   doubtful accounts of $767,927 at September
   30, 1996 and $373,890 at March 31, 1996
   (Notes 1 & 5)                                                                     54,116,868     33,963,830
  Inventories (Notes 1 & 5)                                                          82,017,385     71,690,321
 Other Current Assets (Note 2)                                                        8,800,677     13,215,004
                                                                                   ------------   ------------
         Total Current Assets                                                      $144,995,659   $119,013,273

  Fixed Assets, Less Accumulated Depreciation
  (Notes 1 & 3)                                                                       3,685,213      3,625,147
  Other Assets (Note 4)                                                               3,639,853      3,546,285
                                                                                   ------------   ------------
                                                                                   $152,320,725   $126,184,705
                  TOTAL ASSETS                                                     ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Amounts Due Bank (Note 5)                                                        $ 85,520,385   $ 70,809,101
  Current Portion of Long-Term Debt (Note 6)                                            463,152        222,393
  Accounts Payable and Accrued Expenses (Note 7)                                     18,227,007     10,425,003
                                                                                   ------------   ------------
         Total Current Liabilities                                                 $104,210,544   $ 81,456,497
                                                                                   ------------   ------------

Long Term Liabilities
---------------------
  Long-Term Debt, Less Current Portion (Note 6)                                       2,031,852        529,390
  Deferred Income Taxes (Note 1)                                                         30,422         30,422
                                                                                   ------------   ------------
         Total Long Term Liabilities                                                  2,062,274        559,812

                  TOTAL LIABILITIES                                                $106,272,818   $ 82,016,309
                                                                                   ============   ============
Commitments & Contingencies (Note 8)

Stockholders' Equity (Notes 1 & 9)
  Preferred Stock, $.001 par value, 1,000,000 shares
   authorized, none issued and outstanding
  Class A Common  Stock, $.001 par  value; 10,000,000
   shares authorized and 4,552,225 issued and outstanding
   at September 30, 1996 and March 31, 1996                                        $      4,552   $      4,552
  Class B Common Stock, $.001 par value;
   2,200,000 and 1,700,000 authorized at
   September 30, 1996 and March 31, 1996
   respectively, 1,200,000 issued and outstanding
   at September 30, 1996 and March 31, 1996                                               1,200          1,200
  Additional Paid-In Capital                                                         23,476,508     23,476,508
  Retained Earnings                                                                  22,565,647     20,686,136
                                                                                   ------------   ------------
                  TOTAL STOCKHOLDERS' EQUITY                                         46,047,907     44,168,396
                                                                                   ------------   ------------
                  TOTAL LIABILITIES & SHAREHOLDERS'                                $152,320,725   $126,184,705
                  EQUITY                                                           ============   ============

    The accompanying notes are an integral part of this financial statement.

                         ALLOU HEALTH & BEAUTY CARE, INC

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                 For The Six Months Ended
                                                       September 30,
                                               1996                    1995
                                               ----                    ----

Revenues                                    $145,796,500           $131,345,758

Costs of Revenues                            129,293,994            116,899,966
                                            ------------           ------------

     Gross Profit                             16,502,506             14,445,792
                                            ------------           ------------

Operating Expenses
------------------

     Warehouse & Delivery                      4,256,051              3,423,722

     Selling, General & Administrative         6,150,466              5,359,875
                                            ------------           ------------

         Total Expenses                       10,406,517              8,783,597
                                            ------------           ------------

         Income From Operations                6,095,989              5,662,195
                                            ------------           ------------

Other Charges (Credits)
-----------------------

     Interest                                  3,091,491              2,640,581

     Other                                  (    18,013)           (    21,787)
                                            ------------           ------------

     Total                                     3,073,478              2,618,794
                                            ------------           ------------

     Income Before Income Taxes                3,022,511              3,043,401

Provision for Income Taxes (Note 10)           1,143,000              1,210,000
                                            ------------           ------------

         NET INCOME                            1,879,511              1,833,401

         RETAINED EARNINGS - BEGINNING        20,686,136             16,929,450
                                            ------------           ------------

         RETAINED EARNINGS - ENDING           22,565,647             18,762,851
                                            ============           ============

Net Income Per Common Share: (Note 1)

     Primary and Fully Diluted                       .33                    .32
                                                     ===                    ===



    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                             For The Three Months Ended
                                                   September 30,
                                             1996                  1995
                                             ----                  ----

Revenues                                 $76,838,439           $66,913,389

Costs of Revenues                         68,466,379            59,693,510
                                         -----------           -----------

     Gross Profit                          8,372,060             7,219,879
                                         -----------           -----------

Operating Expenses
------------------

     Warehouse & Delivery                  2,261,178             1,824,236

     Selling, General & Administrative     2,794,385             2,865,541
                                         -----------           -----------

         Total Expenses                    5,055,563             4,689,777
                                         -----------           -----------

         Income From Operations            3,316,497             2,530,102
                                         -----------           -----------

Other Charges (Credits)
-----------------------

     Interest                              1,601,682             1,380,320
     Other                               (     7,029)        (      14,790)
                                         -----------           -----------

         Total                             1,594,653             1,365,530
                                         -----------           -----------

         Income Before Income Taxes        1,721,844             1,164,572

     Provision for Income Taxes              645,000               488,000
     (Note 10)                           -----------           -----------

         NET INCOME                        1,076,844               676,572

         RETAINED EARNINGS - BEGINNING    21,488,803            18,086,279
                                         -----------           -----------

         RETAINED EARNINGS - ENDING      $22,565,647           $18,762,851
                                         ===========           ===========

Net Income Per Common Share: (Note 1)

     Primary and Fully Diluted                  $.19                  $.12
                                                 ===                   ===




    The accompanying notes are an integral part of this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 For the Three Months Ended
                                                        September 30,
                                                    1996             1995
                                                    ----             ----
Cash Flows From Operating Activities
------------------------------------
   Net income                                   $  1,879,511   $  1,833,401

Adjustments to Reconcile Net Income to Net Cash
 Used in Operating Activities:

   Depreciation and Amortization                     343,636        258,615

Decrease (Increase) In Assets:

   Accounts Receivable                           (20,153,038)   ( 6,350,127)
   Inventory                                     (10,327,064)   (10,586,911)
   Prepaid Purchases and Other Assets              4,286,827         38,696

Increase (Decrease) In Liabilities:

   Accounts Payable and Accrued Expenses           7,802,004      1,957,200
   Income Taxes Payable                               -0-       (   524,187)
                                                ------------   ------------
   Net Cash Used In Operating Activities         (16,168,124)   (13,373,313)
                                                ------------   ------------

Cash Flows Used in Investing Activities
---------------------------------------
   Acquisition of Fixed Assets                   (   369,770)   (   886,407)
                                                ------------   ------------

Cash Flows From Financing Activities
------------------------------------
   Net Increase in Amounts Due Bank               14,711,284     14,993,718
   Borrowings                                      2,010,376         -0-
   Repayment of Debt                             (   267,155)   (   174,560)
                                                ------------   ------------

      Net Cash Provided By Financing Activities   16,454,505     14,819,158
                                                ------------   ------------

         DECREASE IN CASH                        (    83,389)   (   559,438)
                                                ------------   ------------

         CASH AT BEGINNING OF PERIOD                 144,118        126,237
                                                ------------   ------------
         CASH AT END OF PERIOD                  $     60,729   $    685,675
                                                ============   ============
Supplemental Disclosures of Cash Flow
Information

   Cash Paid For:
     Interest                                   $  3,008,007   $  2,444,996
     Income Taxes                               $    894,000   $  1,881,260

During the six months ended September 30, 1996 the Company issued notes for $2,010,376.


    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         A.       Organization:

         Allou Health & Beauty Care, Inc. (the "Company") was incorporated on January 20, 1989 under the laws of the state of Delaware, on which date it acquired all of the outstanding shares of Allou Distributors, Inc. in exchange for 2,400,000 shares(1,200,000 post-split) of its Class B Common Stock, thus making it a wholly-owned subsidiary.

         Effective April 1, 1993, the Company acquired all of the outstanding shares of M. Sobol, Inc., a wholesaler of pharmaceutical products in a transaction accounted for under the purchase method. The price for the stock was $1,472,382.

         On October 2, 1995, the Company purchased certain assets of Russ Kalvin Inc., a manufacturer of hair care products located in southern California for $2,254,150. These assets included accounts receivable, inventory, equipment and intangibles. The Company has incorporated wholly-owned subsidiaries that manufacture and distribute these products.

         These financial  statements include the consolidated  operations of the
Company  and  its   subsidiaries.   All  intercompany   transactions  have  been
eliminated.

         B.       Description of Operations:

         The Company is engaged in the business of distributing brand-name health and beauty aids, cosmetics, fragrances, grocery products and pharmaceuticals. The Company also distributes generic brand health and beauty aids and hair care products. The Company sells these products to retailers throughout the United States.

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

                        ALLOU HEALTH & BEAUTY CARE, INC.

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

2.       OTHER CURRENT ASSETS:

         Included in other current assets at September 30, 1996 are $6,299,005 of prepayments on merchandise and $1,039,560 of interest bearing officers' loans.

3.       PROPERTY AND EQUIPMENT:

                                 September 30,   March 31,     Estimated
                                    1996          1996      Useful Lives
                                    ----          ----      ------------

Machinery & Equipment             $1,773,951   $1,639,480        5 years
Furniture, Fixtures &
  Office Equipment                 2,158,791    2,015,415     5-10 years
Transportation Equipment              96,750       96,750      3-5 years
                                   2,450,722    2,358,799    10-33 years
Leasehold Improvements             ---------    ---------
                                   6,480,214    6,110,444
                                   2,795,001    2,485,297
Less: Accumulated Depreciation     ---------    ---------
                                  $3,685,213   $3,625,147
                                  ==========   ==========

         Depreciation expense for the six months ended September 30, 1996 and 1995 amounted to $309,704 and $205,751, respectively. Depreciation and expense for the three months ended September 30, 1996 and 1995 amounted to $154,699 and $102,759, respectively.

4.       OTHER ASSETS:

         Included in other assets is $1,652,075 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary and the purchase of selected assets of Russ Kalvin Inc. (see note 1-A), and $1,579,527 of interest-bearing officers' loans. The goodwill is being amortized over forty years and ten years, respectively.
Amortization expense for the six months ended September 30, 1996 and 1995 amounted to $33,932 and $18,932, respectively.

         Amortization expense for the three months ended September 30, 1996 and 1995 amounted to $16,966 and $9,466, respectively.

                        ALLOU HEALTH & BEAUTY CARE, INC.

5.       AMOUNTS DUE BANK:

         The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventory with aggregate maximum advances of $105,000,000, including a $6,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at September 30, 1996 was 7.59%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate.

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

         The aggregate long-term debt is payable as follows:

         Year Ending
          March 31,
         -----------

         1997 (six months)                 $  206,081
         1998                                 514,029
         1999                                 531,398
         2000                                 550,834
         2001 - 2002                          692,662
                                           ----------
                                           $2,495,004
                                           ==========

                        ALLOU HEALTH & BEAUTY CARE, INC.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                September 30,       March 31,
                                                    1996              1996
                                                    ----              ----

         Cost of Revenues                        $16,714,871      $ 8,471,396
         Selling, General & Administrative           777,647        1,245,841
         Interest - Bank                             457,713          374,229
         Payroll                                     276,776          333,537
                                                 -----------      -----------
                                                 $18,227,007      $10,425,003
                                                 ===========      ===========

8.       COMMITMENTS AND CONTINGENCIES:

         A.       Operating Leases:

         Effective April 1995, the Company's lease was renegotiated to include additional space and the lease term was extended to May 2005. Commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of September 30, 1996, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

         Year Ended
          March 31,
         ----------

         1997 (six months)                 $  432,399
         1998                                 846,797
         1999                                 852,797
         2000                                 858,797
         2001                                 768,749
         2002-2006                          2,608,078

         Rent expense for the six months ended September 30, 1996 and 1995 amounted to $445,685 and $343,128, respectively.

         Rent expense for the three months ended September 30, 1996 and 1995 amounted to $302,299 and $188,960, respectively.

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

                        ALLOU HEALTH & BEAUTY CARE, INC.

         D.       Stock Option Plans:

         Prior to 1995, the Company adopted three stock option plans, which provide for the granting of stock options to certain employees and directors. An aggregate of 1,300,000 shares of Class A and Class B Common Stock are reserved for issuance under these three plans. On September 11, 1996, the stockholders of the Company approved the Company's 1995 Non-Qualified Stock Option Plan (the "1995 Plan") and the 1996 Stock Option Plan (the "1996 Plan"), which provide for the granting of stock options to certain employees and directors. An aggregate of 500,000 shares of Class B Common Stock are reserved for issuance under the 1995 Plan and an aggregate of 1,000,000 shares of Class A Common Stock are reserved for issuance under the 1996 Plan.

         Incentive stock options are granted at no less than fair market value of the shares on the date of grant and options granted to individuals owning more than 10% of the voting power of the Company's capital stock must be granted at 110% of the fair market value at the date of grant.

         As of September 30, 1996, the Company had 1,184,500 of outstanding options at prices ranging from $5.75 to $10.00. As of September 30, 1995, the Company had 1,176,950 of outstanding options at prices ranging from $2.50 to $10.00.

         E. The Company had entered into three-year employment agreements with four of its officers, which expired on August 1, 1995. These employment agreements provided for annual salaries of $150,000 for each of the three officers and $225,000 for the fourth officer. In addition, three of the officers received bonuses based on the Company's earnings before interest and taxes. For the six months ended September 30, 1995, these three officers waived their rights to their bonus and the fourth officer received a bonus of $75,000.

         Effective August 1, 1995, the Company entered into three-year employment agreements with three of its officers. These agreements provide for each such officer to receive annual salaries of $300,000 and a bonus of 3% of the first $2,000,000, 2% on the next $1,000,000 and 1% on the remaining increase over the Company's prior year earnings before interest and taxes. For the six months ended September 30, 1996, there was no officers' bonus expense for these three officers.

         Effective June 30, 1996, the Company entered into a three-year employment agreement with a fourth officer, providing for an annual salary of $225,000 and a $75,000 bonus.

         F.       Letter of Credit:

         The Company has irrevocable standby letters of credits in the sum of $425,000 expiring thru June 8, 1997.

9.       STOCKHOLDERS' EQUITY:

         On September 11, 1996, the stockholders of the Company approved an increase of the number of authorized shares of Class B Common Stock from 1,700,000 to 2,200,000 shares. The number of authorized shares of Class A Common Stock is currently 10,000,000 shares. The Company is also authorized to issue 1,000,000 shares of preferred stock. Holders of Class A Common Stock and Class B Common Stock share pro rata in all dividends declared by the Board of Directors. The holders of Class A Common Stock and Class B Common Stock are entitled to one and five votes per share, respectively, for every matter on which the stockholders of the Company are entitled to vote. Each share of Class B Common Stock is convertible at the option of the holder into one share

                        ALLOU HEALTH & BEAUTY CARE, INC.

of Class A Common Stock. All outstanding shares of Class A Common Stock and Class B Common Stock are freely transferable.

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

         The Company also issued 36,000 warrants which were exercised for 36,000 shares of Class A Common Stock. In connection with the purchase of its wholly-owned subsidiary, M. Sobol, Inc., the Company issued 15,000 shares of Class A Common Stock.

         During the year ended March 31, 1995, the underwriters exercised their 40,000 unit purchase warrants which consisted of 120,000 shares of Class A Common Stock, 120,000 Class A warrants and 42,483 Class B warrants. The remaining 77,517 of unexercised Class B warrants expired and were cancelled on July 11, 1994.

10.      PROVISION FOR INCOME TAXES:

                                                     September 30,
                                              1996                1995
                                              ----                ----

Income Before Income Taxes                  $3,022,511           $3,043,401
                                            ==========           ==========
         Federal Income Tax                 $  949,000           $  996,000
         State Income Taxes                    194,000              214,000
                                            ----------           ----------
Total Provision for Income Taxes            $1,143,000           $1,210,000
                                            ==========           ==========

         The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                                  September 30,
                                             1996               1995
                                             ----               ----

Federal Statutory Income Tax Rate            34%                34%

Increase in Tax Rates Resulting from:
    State Income Taxes, Net of Federal Tax
      Benefits                               3.8%               5.8%

    Total Effective Tax Rates                37.8%              39.8%
                                             =====              =====


         At September 30, 1996, net operating loss carryforwards of approximately $289,000 are available to offset future earnings. These losses were generated by the Company's subsidiary, M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

                        ALLOU HEALTH & BEAUTY CARE, INC.

11.      RELATED PARTY TRANSACTIONS:

         The Company purchases from, and on occasion, sells to, various entities that are controlled by some of the Company's officers.

         For the six months ended September 30, 1996, and 1995, there were no sales to related parties during, or outstanding receivables at the end of the period. For the six months ended September 30, 1996 and 1995, purchases from related parties amounted to $356,120 and $687,199, respectively, and there were prepaid purchases of $11,066 at September 30, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A.       RESULTS OF OPERATIONS.

                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

         Revenues for the six months ended September 30, 1996 were $145,796,500 representing an 11% increase over revenues of $131,345,758 for the six months ended September 30, 1995.

         This increase in revenues is attributable to an increase in sales volume for each segment of the Company's business, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

         Contributions to this increase in revenues by product segment is as follows:

                  Health and beauty aids increased 11% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales.

                  Prestige designer fragrances grew 18% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

                  Nationally advertised non-perishable branded food products grew slightly when compared to the same period in the prior year due to an increase in the volume of products sold.

                  Sales of prescription pharmaceuticals generated by the Company's subsidiary, M. Sobol, Inc., increased 5% when compared to the same period in the prior year due to an expanded customer base.

         Gross profit as a percentage of revenues increased to 11.3% for the six months ended September 30, 1996 when compared to 10.9% for the same period in the previous year. This increase was due to improved profit margins associated with the sales of the Company's fragrance products.

         Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales increased to 7.1% for the six months ended September 30, 1996 from 6.7% for the same period in the prior year. This increase was due primarily to salary increases for union and non-union employees and related general expenses.

         Interest expenses for the six months ended September 30, 1996 increased to 2.1% from 2.0% when compared to the six months ended September 30, 1995.
This increase is due to increased borrowing.

         Net income for the six months ended September 30, 1996 was $1,879,511 representing a 0.3% increase over net income of $1,833,401 for the comparable period in 1995. The increase in net income is due to improved margins.

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

         Revenues for the three months ended September 30, 1996 were $76,838,439 representing a 15% increase over revenues of $66,913,389 for the three months ended September 30, 1995.

         This increase in revenues is attributable to an increase in sales volume for each segment of the Company's business, an expanded customer base and increases in same store sales which has resulted in an increase in the volume of products sold.

         Contributions to this increase in revenues by product segment is as follows:

                  Health and beauty aides increased 19% when compared to the same period in the previous year. This increase in revenue is due to the increase in same store sales volume.

                  Prestige designer fragrances grew 22% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

                  Nationally advertised non-perishable branded food products grew 4% when compared to the same period in the prior year due to an increase in the volume of products sold.

                  Sales of prescription pharmaceuticals grew 3% when compared to the same period in the prior year. This growth is due to increases in same store sales.

         Gross profit as a percentage of sales increased to 10.9% for the three months ended September 30, 1996 from 10.8% when compared to the three months ended September 30, 1995. This increase is principally attributable to higher profit margins associated with the Company's fragrance products.

         Warehouse, delivery, selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1996 decreased to 6.6% from 7.0% for the same period in the prior year.

         Interest expenses for the three months ended September 30, 1996 was 2.0%, comparable to the same period in the prior year.

         Net income for the three months ended September 30, 1996 was $1,076,844 representing a 59% increase over net income of $676,572 for the comparable period in 1995. The increase in net income is due to higher margins on increased sales.

         B.       LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of September 30, 1996, the Company had $85,520,385 outstanding under its bank line of $105,000,000 credit. The loan is collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The effective interest rate charged to the Company at September 30, 1996 was 7.59% which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

         The Company's accounts receivable has increased from $34,823,147 at September 30, 1995 to $54,116,868 at September 30, 1996. This increase in accounts receivable is due to increased sales for the period and to slower payments by customers, which had previously paid the company in an average of 47 days at September 30, 1995, have been paying the Company in an average of 69 days at September 30, 1996.

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

                           PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.

         On September 11, 1996, the Company's annual meeting of stockholders was held (the "Meeting"). At the Meeting, the stockholders approved the following matters:

         1. Election of the following individuals as directors of the Company for a term of one year, which constitutes the entire Board of Directors of the Company:

                           Victor Jacobs, Herman Jacobs, Jack Jacobs, Ramon Montes, David Shamilzadeh, Jeffrey Berg and Sol Naimark

         2.       Approval of the 1995 Plan.

         3.       Approval of the 1996 Plan.

         4. Approval of an amendment to the Company's Certificate of Incorporation (i) to confirm that the shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis, which previously has been included in the Company's public disclosures; (ii) to provide that the shares of Class B Common Stock are freely transferable.

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld were as follows:

                  Nominee                 Votes For          Votes Withheld
                  -------                 ---------          --------------
                  Victor Jacobs           9,418,947              502,050
                  Herman Jacobs           9,419,047              501,950
                  Jack Jacobs             9,418,747              502,250
                  Ramon Montes            9,418,647              502,350
                  David Shamilzadeh       9,398,147              522,850
                  Jeffrey Berg            9,413,817              507,180
                  Sol Naimark             9,413,817              507,180


         Matters numbered 2, 3 and 4 were approved by the stockholders at the Meeting. The votes cast on each of these Matters were as follows:

                                                  Abstentions and
                  Matter   Votes For   Against    Broker Non-Votes
                  ------   ---------   -------    ----------------
                  No. 2    7,047,610   1,296,461      1,576,926
                  No. 3    7,057,830   1,280,561      1,582,606
                  No. 4    7,359,032   1,125,941      1,436,024


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  3.1      Restated Certificate of Incorporation

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K:

         The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALLOU HEALTH & BEAUTY CARE, INC.


                                            By: /s/ DAVID SHAMILZADEH
                                                --------------------------------
                                                David Shamilzadeh,
                                                Senior Vice President of Finance
                                                 and Chief Financial Officer

Dated:  November 14, 1996

                                  EXHIBIT INDEX


Exhibit
Number                          Description                          Page Number
-------                         -----------                          -----------

3.1           Restated Certificate of Incorporation

11            Computation of Primary and Fully Diluted Earnings Per Common Share

27.1          Financial Data Schedule