Form 10-Q
period 1996-12-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1997-02-14
CIK 846538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X     Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
  ---    Exchange Act of 1934. For the quarterly  period ended December 31, 1996
                                                               -----------------
         or

         Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
  ---    Exchange Act of 1934. For the transition period from  ______________ to
         ____________.

                         Commission file number 1-10340
                                                -------

                        Allou Health & Beauty Care, Inc.
         --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          11-2953972
----------------------------                   ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

         50 Emjay Boulevard, Brentwood, NY                   11717
    --------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (516)  273-4000
                                                  -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X.   No
                                      ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                        February 11, 1997
               -----                                        -----------------
    Class A Common Stock, $.001 par value                       4,552,225
    Class B Common Stock, $.001 par value                       1,200,000

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                      INDEX
                                      -----



                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of December 31, 1996                3
            (unaudited) and March 31, 1996

         Consolidated Statement of Income & Retained Earnings For          5
            the Nine Months Ended December 31, 1996 and 1995
            (unaudited)

         Consolidated Statement of Income & Retained Earnings For          6
            the Three Months Ended December 31, 1996 and 1995
            (unaudited)

         Consolidated Statement of Cash Flows (unaudited)                  7
            For the Nine Months Ended December 31, 1996

         Notes to Consolidated Financial Statements                        8

Item 2.  Management's discussion and analysis of financial condition       15
         and results of operations

PART II.  OTHER INFORMATION                                                18

SIGNATURES                                                                 19

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------


                                                                 December 31,              March 31,
                                                                    1996                     1996
                                                                 -----------             -----------
Current Assets
--------------
Cash                                                            $     86,704            $    144,118

Accounts Receivable (less allowance for doubtful
       accounts of $901,139 at December 31, 1996 and
       $373,890 at March 31, 1996) (Notes 1 & 5)                  34,324,807              33,963,830

   Inventories (Notes 1 & 5)                                      97,516,765              71,690,321

   Other Current Assets (Note 2)                                  14,243,867              13,215,004
                                                                 -----------             -----------

       Total Current Assets                                     $146,172,143            $119,013,273

   Fixed Assets, Less Accumulated Depreciation
       (Notes 1 & 3)                                               3,818,547               3,625,147

   Other Assets (Note 4)                                           3,967,152               3,546,285
                                                                 -----------             -----------

       TOTAL ASSETS                                             $153,957,842            $126,184,705
                                                                 ===========             ===========

                        ALLOU HEALTH & BEAUTY CARE, INC.
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities
-------------------

   Amounts Due Bank (Note 5)                                   $ 85,097,713            $ 70,809,101

   Current Portion of Long-Term Debt (Note 6)                       518,908                 222,393

   Accounts Payable and Accrued Expenses (Note 7)                19,468,355              10,425,003
                                                                -----------             -----------

       Total Current Liabilities                               $105,084,976            $ 81,456,497
                                                                -----------             -----------

Long Term Liabilities
---------------------

   Long-Term Debt, Less Current Portion (Note 6)                  1,860,222                 529,390

   Deferred Income Taxes (Note 1)                                    30,422                  30,422
                                                                -----------             -----------

       Total Long Term Liabilities                                1,890,644                 559,812
                                                                -----------             -----------

            TOTAL LIABILITIES                                  $106,975,620            $ 82,016,309
                                                                -----------             -----------

Commitments & Contingencies (Note 8)

Stockholders' Equity (Notes 1 & 9)
--------------------

   Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding.

   Class A Common Stock, $.001 par value; 10,000,000
   shares authorized and 4,552,225 issued and outstanding
   at December 31, 1996 and March 31, 1996                     $      4,552            $      4,552

   Class B Common Stock, $.001 par value; 2,200,000
   and 1,700,000 authorized at December 31, 1996
   and March 31, 1996 respectively, 1,200,000 issued
   and outstanding at December 31, 1996 and
   March 31, 1996                                                     1,200                   1,200

   Additional Paid-In Capital                                    23,476,508              23,476,508

   Retained Earnings                                             23,499,962              20,686,136
                                                                -----------             -----------

       TOTAL STOCKHOLDERS' EQUITY                                46,982,222              44,168,396
                                                                -----------             -----------

       TOTAL LIABILITIES &
       SHAREHOLDERS' EQUITY                                    $153,957,842            $126,184,705
                                                                ===========             ===========


The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                   For The Nine Months Ended
                                                          December 31,
                                                     1996            1995
                                                     ----            ----

Revenues                                         $211,453,748    $208,061,224

Costs of Revenues                                 186,592,527     184,457,670
                                                  -----------     -----------

       Gross Profit                                24,861,221      23,603,554
                                                  -----------     -----------

Operating Expenses
------------------

   Warehouse & Delivery                             6,350,775       5,673,721
   Selling, General & Administrative                9,166,287       8,886,200
                                                  -----------     -----------

       Total Expenses                              15,517,062      14,559,921
                                                  -----------     -----------

       Income From Operations                       9,344,159       9,043,633
                                                  -----------     -----------

Other Charges (Credits)
-----------------------

Interest                                            4,827,435       4,128,530
Other                                              (   26,914)     (   27,523)
                                                  -----------     -----------

       Total                                        4,800,521       4,101,007
                                                  -----------     -----------

       Income Before Income Taxes                   4,543,638       4,942,626

Provision for Income Taxes (Note 10)                1,729,812       1,910,958
                                                  -----------     -----------

           NET INCOME                               2,813,826       3,031,668
                                                  -----------     -----------

           RETAINED EARNINGS -
           BEGINNING OF PERIOD                     20,686,136      16,929,450
                                                  -----------     -----------

           RETAINED EARNINGS - END OF PERIOD     $ 23,499,962    $ 19,961,118
                                                  ===========     ===========


Net Income Per Common Share: (Note 1)
   Primary and Fully Diluted                             $.49            $.53
                                                          ===             ===


The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                               For The Three Months Ended
                                                       December 31,

                                                 1996                 1995
                                                 ----                 ----
Revenues                                     $65,657,248          $76,715,466

Costs of Revenues                             57,298,533           67,557,704
                                              ----------           ----------

         Gross Profit                          8,358,715            9,157,762
                                              ----------           ----------

Operating Expenses
------------------
     Warehouse & Delivery                      2,094,724            2,249,999
     Selling, General & Administrative         3,015,821            3,526,325
                                              ----------           ----------

         Total Expenses                        5,110,545            5,776,324
                                              ----------           ----------

         Income From Operations                3,248,170            3,381,438
                                              ----------           ----------

Other Charges (Credits)
-----------------------
     Interest                                  1,735,944            1,487,949
     Other                                    (    8,896)          (    5,736)
                                              -----------          -----------

         Total                                 1,727,048            1,482,213
                                              ----------           ----------

         Income Before Income Taxes            1,521,122            1,899,225

Provision for Income Taxes                       586,807              700,958
                                              ----------           ----------
              NET INCOME                         934,315            1,198,267

              RETAINED EARNINGS -
              BEGINNING OF PERIOD             22,565,647           18,762,851
                                              ----------           ----------

              RETAINED EARNINGS -
              END OF PERIOD                  $23,499,962          $19,961,118
                                              ==========           ==========


Net Income Per Common Share: (Note 1)
     Primary and Fully Diluted                      $.16                 $.21
                                                     ===                  ===



The accompanying notes are an integral part of this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    For The Nine Months Ended
                                                                           December 31,

                                                                     1996               1995
                                                                     ----               ----
Cash Flows From Operating Activities
------------------------------------
     Net Income                                                 $  2,813,826       $  3,031,668

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

     Depreciation and Amortization                                   455,215            356,739

Decrease (Increase) In Assets:

     Accounts Receivable                                         (   360,977)       (14,779,227)
     Inventory                                                   (25,826,444)       (13,913,280)
     Prepaid Purchases and Other Assets                          ( 1,500,628)         2,370,890

Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                         9,043,352          5,570,297
     Income Taxes Payable                                              - 0 -        (   524,187)
                                                                 -----------        -----------
     Net Cash Used In Operating Activities                       (15,375,656)       (17,887,100)
                                                                 -----------        -----------

Cash Flows Used in Investing Activities
---------------------------------------

     Acquisition of Fixed Assets                                 (   597,717)       ( 1,702,375)
                                                                 -----------        -----------

Cash Flows From Financing Activities
------------------------------------

     Net Increase in Amounts Due Bank                             14,288,612         19,872,994
     Borrowings                                                    2,010,376              - 0 -
     Repayment of Debt                                           (   383,029)       (   207,699)
                                                                 -----------        -----------

     Net Cash Provided By Financing Activities                    15,915,959         19,665,295
                                                                 -----------        -----------

         INCREASE (DECREASE) IN CASH                             (    57,414)            75,820

              CASH AT BEGINNING OF PERIOD                            144,118            126,237
                                                                 -----------        -----------

              CASH AT END OF PERIOD                             $     86,704       $    202,057
                                                                 ===========        ===========

Supplemental Disclosures of Cash Flow Information:

     Cash Paid For:
         Interest                                               $  4,706,028       $  4,022,606
         Income Taxes                                           $  1,662,293       $  2,598,698

During the nine months ended December 31, 1996, the Company issued notes for $2,010,376.

The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         A.       Organization:

                  Allou Health & Beauty Care, Inc. (the "Company") was incorporated on January 20, 1989 under the laws of the state of Delaware, on which date it acquired all of the outstanding shares of Allou Distributors, Inc. in exchange for 2,400,000 shares (1,200,000 post-split) of its Class B Common Stock, thus making it a wholly-owned subsidiary.

                  Effective April 1, 1993, the Company acquired all of the outstanding shares of M. Sobol, Inc., a wholesaler of pharmaceutical products in a transaction accounted for under the purchase method. The price for the stock was $1,472,382.

                  On October 2, 1995,  the Company  purchased  certain assets of
Russ Kalvin Inc., a manufacturer of hair care products located in southern California for $2,296,735. These assets included accounts receivable, inventory, equipment and intangibles. The Company has incorporated wholly-owned subsidiaries that manufacture and distribute these products.

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

         G.       Deferred Taxes:

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

2.       OTHER CURRENT ASSETS:

         Included in other current assets at December 31, 1996 are $12,119,017 of prepayments on merchandise and $589,560 of interest bearing officers' loans.

3.       PROPERTY AND EQUIPMENT:

                                   December 31,     March 31,       Estimated
                                       1996           1996         Useful Lives
                                       ----           ----         ------------
Machinery & Equipment               $1,824,414     $1,639,480         5 years
Furniture, Fixtures &
 Office Equipment                    2,225,380      2,015,415      5-10 years
Transportation Equipment                96,750         96,750       3-5 years
Leasehold Improvements               2,561,617      2,358,799     10-33 years
                                     ---------      ---------
                                     6,708,161      6,110,444
Less:  Accumulated Depreciation      2,889,614      2,485,297
                                     ---------      ---------
                                    $3,818,547     $3,625,147
                                     =========      =========

         Depreciation expense for the nine months ended December 31, 1996 and 1995 amounted to $404,317 and $328,342, respectively. Depreciation expense for the three months ended December 31, 1996 and 1995 amounted to $94,613 and $122,591, respectively.

4.       OTHER ASSETS:

         Included in other assets is $1,635,109 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary and the purchase of selected assets of Russ Kalvin Inc. (see note 1-A), and $1,906,030 of interest-bearing officers' loans. The goodwill is being amortized over forty years and ten years, respectively.
Amortization expense for the nine months ended December 31, 1996 and 1995 amounted to $50,898 and $28,398, respectively.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Amortization expense for the three months ended December 31, 1996 and 1995 amounted to $16,966 and $9,466, respectively.

5.       AMOUNTS DUE BANK:

         The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventory with aggregate maximum advances of $105,000,000, including a $6,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at December 31, 1996 was 7.59%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate.

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

The aggregate long-term debt is payable as follows:

              Year Ending
               March 31,

             1997 (three months)                             $  105,393
             1998                                               514,029
             1999                                               531,398
             2000                                               550,834
             2001 - 2002                                        677,476
                                                              ---------
                                                             $2,379,130
                                                              =========
7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                  December 31,      March 31,
                                                      1996            1996
                                                      ----            ----
        Cost of Revenues                          $18,229,015     $ 8,471,396
        Selling, General & Administrative             538,831       1,245,841
        Interest - Bank                               495,636         374,229
        Payroll                                       204,873         333,537
                                                   ----------      ----------
                                                  $19,468,355     $10,425,003
                                                   ==========      ==========

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       COMMITMENTS AND CONTINGENCIES:

         A.       Operating Leases:

                  Effective April 1995, the Company's lease was renegotiated to include additional space and the lease term was extended to May 2005. Commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of December 31, 1996, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

                 Year Ending
                  March 31,

                1997 (three months)                             $  216,200
                1998                                               846,797
                1999                                               852,797
                2000                                               858,797
                2001                                               768,749
                2002-2006                                        2,608,078

                  Rent expense for the nine months ended December 31, 1996 and 1995 amounted to $669,184 and $513,846, respectively.

                  Rent expense for the three months ended December 31, 1996 and 1995 amounted to $223,499 and $214,759, respectively.

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

         D.       Defined Contribution Plan

                  Effective   April  1,  1996,   the   Company   established   a
non-contributory   defined   contribution  plan  (401K)  for  substantially  all
employees not covered under collective bargaining agreements.


         E.       Stock Option Plans:

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  Prior to 1995, the Company adopted three stock option plans, which provide for the granting of stock options to certain employees and directors. An aggregate of 1,300,000 shares of Class A and Class B Common Stock are reserved for issuance under these three plans. On September 11, 1996, the stockholders of the Company approved the Company's 1995 Non-Qualified Stock Option Plan (the "1995 Plan") and the 1996 Stock Option Plan (the "1996 Plan") which provide for the granting of stock options to certain employees and directors. An aggregate of 500,000 shares of Class B Common Stock are reserved for issuance under the 1995 Plan and an aggregate of 1,000,000 shares of Class A Common Stock, are reserved for issuance under the 1996 Plan.

                  Incentive stock options are granted at no less than fair market value of the shares on the date of grant and options granted to individuals owning more than 10% of the voting power of the Company's capital stock must be granted at 110% of the fair market value at the date of grant.

                  As of December 31, 1996, the Company had 1,088,500 of outstanding options at prices ranging from $5.75 to $10.00. As of December 31, 1995, the Company had 1,411,950 of outstanding options at prices ranging from $2.50 to $10.00.

         F. The Company had entered into three year employment agreements with four of its officers, which expired on August 1, 1995. These employment agreements provided for annual salaries of $150,000 for each of the three officers and $225,000 for the fourth officer. In addition, three of the officers received bonuses based on the Company's earnings before interest and taxes. For the nine months ended December 31, 1995, these three officers waived their rights to their bonus and the fourth officer received a bonus of $75,000.

                  Effective August 1, 1995, the Company entered into three year employment agreements with three of its officers. These agreements provide for each such officer to receive annual salaries of $300,000 and a bonus of 3% of the first $2,000,000, 2% on the next $1,000,000 and 1% on the remaining increase over the Company's prior year earnings before interest and taxes. For the nine months ended December 31, 1996, officers' bonus expense for these three officers amounted to $32,000.

                  Effective June 30, 1996, the Company entered into a three year employment agreement with a fourth officer, providing for an annual salary of $225,000 and a $75,000 bonus.

         G.       Letter of Credit:

                  The Company has irrevocable standby letters of credits in the sum of $425,000 expiring thru June 8, 1997.


9.       STOCKHOLDERS' EQUITY:

         On September 11, 1996, the stockholders of the Company approved an increase of the number of authorized shares of Class B Common Stock from 1,700,000 to 2,200,000 shares. The number of authorized shares of Class A Common Stock is currently 10,000,000 shares. The Company is also authorized to issue 1,000,000 shares of preferred stock. Holders of Class A Common Stock and Class B Common Stock share pro rata in all dividends declared by the Board of Directors. The holders of Class A Common Stock and Class B Common Stock are entitled to one and five votes per share, respectively, for every matter on which the stockholders of the Company are entitled to vote. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. All outstanding shares of Class A Common Stock and Class B Common Stock are freely transferable, subject to applicable law.

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

10.      PROVISION FOR INCOME TAXES:

                                                              December 31,
                                                         1996            1995
                                                         ----            ----

         Income Before Income Taxes                   $4,543,638      $4,946,626
                                                       =========       =========

           Federal Income Tax                         $1,441,291      $1,584,880

           State Income Taxes                            288,521         326,078
                                                       ---------       ---------

         Total Provision for Income Taxes             $1,729,812      $1,910,958
                                                       =========       =========

         The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                                             December 31,
                                                          1996          1995
                                                          ----          ----

Federal Statutory Income Tax Rate                          34%           34%
Increase in Tax Rates Resulting from:
 State Income Taxes, Net of Federal Tax
  Benefits                                                4.1%          5.9%
(Over) Under Accrual of Prior Year Tax Provision         - 0 -         (1.3%)
                                                         -----         -----

        Total Effective Tax Rates                        38.1%         38.6%
                                                         =====         =====

At December 31, 1996, net operating loss carryforwards of approximately $225,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.      RELATED PARTY TRANSACTIONS:

         The Company purchases from, and on occasion, sells to, various entities that are controlled by some of the Company's officers.

         For the nine months ended December 31, 1996, and 1995, there were no sales to related parties during, or outstanding receivables at the end of the period. For the nine months ended December 31, 1996 and 1995 purchases from related parties amounted to $385,193 and $1,673,636, respectively, with $18,073 outstanding at December 31, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A.       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                  DECEMBER 31, 1996 AND 1995.

Revenues for the nine months ended December 31, 1996 were $211,453,748, representing an 1.6% increase over revenues of $208,061,224 for the nine months ended December 31, 1995.

Contributions to this increase in revenues by product segment is as follows:

         Health and beauty aids increased 3.1% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales.

         Prestige designer fragrances grew 12% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales, which together has caused an increase in the volume of products sold.

         Nationally advertised non-perishable branded food products decreased 20% when compared to the same period in the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to reduce revenues within this segment of its business over the foreseeable future while focusing its resources on those non-perishable branded food products which carry higher gross profit margins.

         The 1.7% decrease in sales of pharmaceutical items within the Company's wholly-owned subsidiary, M. Sobol, Inc. when compared to the same period in the prior year was a direct result of management's decision to de-emphasize sales of branded pharmaceuticals which are characterized by limited operating margins. The Company has required that all sales of its branded pharmaceutical products to its customers be combined with orders for generic pharmaceuticals and over-the-counter health and beauty aids products which historically are marked by higher gross profit margins.

Gross profit as a percentage of revenues increased to 11.8% for the nine months ended December 31, 1996 when compared to 11.3% for the same period in the previous year. This increase was primarily due to higher profit margins associated with the increased sales of the Company's fragrance products at higher unit prices. The Company expects this trend to continue.

Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 7.3% for the nine months ended December 31, 1996 from 7.0% when compared to the same period in the prior year. This increase in operating expenses is due to reduced revenues in the Company's non-perishable food and branded pharmaceutical products without a proportional reduction of expenses relating to these areas. Additionally, the Company experienced increased expenses associated with the formation of its wholly-owned subsidiary, Allou Personal Care Corporation, a manufacturer and distributor of hair and skin care products.

Interest expenses as a percentage of sales for the nine months ended December 31, 1996 increased to 2.3% from 2.0% in the nine months ended December 31, 1995. This increase is due to higher borrowing levels.

Net income for the nine months ended December 31, 1996 was $2,813,826 representing a 7.2% decrease over the net income of $3,031,668 for the comparable period in 1995. The decrease in net income is due to the above factors.

FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Revenues for the three months ended December 31, 1996 were $65,657,248 representing a 14.4% decrease over revenues of $76,715,466 for the three months ended December 31, 1995.

The decrease in revenues is attributable to decreased sales. Contributions to revenue by product segment is as follows:

         Health and beauty aides decreased 11% when compared to the same period in the previous year. This decrease in revenue is due to the decrease in same store sales volume.

         Prestige designer fragrances grew 2% when compared to the same period in the prior year due to increases in same store sales.

         Nationally advertised non-perishable branded food products decreased 54% when compared to the same period in the prior year due to the reasons discussed above.

         Sales of prescription pharmaceuticals decreased 14% when compared to the same period in the prior year, due to the reasons discussed above.

Gross profit as a percentage of sales increased to 12.7% for the three months ended December 31, 1996 from 11.9% as compared to the three months ended December 31, 1995. This increase is principally attributable to higher profit margins associated with the Company's fragrance products.

Warehouse, delivery, selling, general and administrative expenses as a percentage of sales for the three months ended December 31, 1996 increased to 7.8% from 7.5% for the same period in the prior year. The increase in warehouse, delivery, selling, general and administrative expenses for the three months ended December 31, 1996, is attributable to reduced sales without proportional decreases in operating expenses and costs associated with the formation of the Company's wholly-owned subsidiary Allou Personal Care Corp., a manufacturer and distributor of hair and skin care products.

Interest expenses as a percentage of sales for the three months ended December 31, 1996 increased to 2.6% from 1.9% in the comparable period of the prior year, representing higher borrowings.

Net  income  for  the  three  months  ended   December  31,  1996  was  $934,315
representing a 22% decrease over net income of $1,198,267 for the comparable period in 1995. The decrease in net income is due to the above factors.

B.       LIQUIDITY AND CAPITAL RESOURCES

The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of December 31, 1995, the company had $85,097,713 outstanding under its $105,000,000 bank line of credit. The loan is collaterized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at December 31, 1996 was 7.59% which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

The Company's accounts receivable has decreased to $34,324,807 at December 31, 1996 from $43,252,247 at December 31, 1995. This decrease in accounts receivable is due to decreased sales for the period and improved collections resulting in receivables turning at 49 days as compared to 52 days during the three months ended December 31, 1995.

The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that its internally generated funds and bank line of credit will be sufficient to meet its currently anticipated cash and capital needs through the first quarter for the fiscal year ending March 31, 1998.

                            PART II OTHER INFORMATION


Item 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           11 Computation of Primary and Fully Diluted Earnings Per Common Share

                         27.1  Financial Data Schedule

                  (b)      Reports on Form 8-K

                  The Company has not filed any reports or Form 8-K during the quarterly period ended December 31, 1996.

                                   SIGNATURES
                                   ----------


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         /s/  Herman Jacobs
                                         ------------------
                                         Herman Jacobs
                                         President and Chief Operating Officer



                                         /s/  David Shamilzadeh
                                         ----------------------
                                         David Shamilzadeh
                                         Chief Financial Officer

Dated:  February 14, 1997

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                    Page
Number                             Description                            Number
------                             -----------                            ------


11               Computation of Primary and Fully Diluted Earnings
                 Per Common Share

27.1             Financial Data Schedule