Form 10-K
period 1997-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1997-06-30
CIK 846538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
        _________

Commission file number 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               11-2953972
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

50 Emjay Boulevard, Brentwood, New York                            11717
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (516) 273-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name Of Each Exchange
Title Of Each Class                                       On Which Registered
-------------------                                       ------------------

Class A Common Stock, $.001 par value                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           On June 25, 1997, the aggregate market value of the voting stock of Allou Health & Beauty Care, Inc., held by non-affiliates of the Registrant (consisting of Class A Common Stock, $.001 par value) was approximately
$30,321,823 based upon the closing sales price for such Common Stock on said date as reported by the American Stock Exchange. For purposes of this calculation, the Registrant has excluded the Class B Common Stock which is held only by affiliates.

           As of June 25, 1997, the Registrant had 4,552,225 shares of Class A Common Stock and 1,200,000 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I


ITEM 1.    BUSINESS

           Allou Health & Beauty Care, Inc. (the "Company" or "Allou"), was incorporated under the laws of the State of Delaware in January 1989 as the successor to Allou Distributors, Inc. As used herein, unless the context otherwise requires, the term "Company" refers to Allou Health & Beauty Care, Inc. and its wholly-owned subsidiaries Allou Distributors, Inc., M. Sobol, Inc. ("Sobol") and Allou Personal Care Corp. ("Allou Personal Care").

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

           The sales of these products accounted for approximately 34%, 33% and 33% of the Company's revenues, respectively, during the fiscal years ended March 31, 1995, 1996 and 1997.

           Fragrances and Cosmetics
           ------------------------

           Fragrances distributed by the Company include those produced by Faberge, Inc., Chanel, Inc. and Revlon, Inc. Among the cosmetic products are eyeshadows, lipsticks, mascaras and skin care products produced by Revlon, Inc., Coty (a Division of Pfizer Inc.), Lancome (a Division of Cosmair, Inc.) and Estee Lauder, Inc. See "Manufacturers and Suppliers." During the fiscal years ended March 31, 1995, 1996 and 1997 fragrance and cosmetic sales accounted for approximately 32%, 32% and 36% of the Company's revenues, respectively. The profit margins on such sales are typically greater than those on name brand health and beauty aids, and accordingly, the Company has sought to increase its sales and marketing efforts in this area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Allou Brands
           ------------

           The Company currently markets approximately 50 health and beauty aid products under the "Allou Brands" tradename. Sales of its own products account for only a small percentage of the Company's business, representing approximately 1%, 1% and 1% of revenues during the fiscal years ended March 31, 1995, 1996 and 1997, respectively. The Company believes that many of its customers want the opportunity to purchase a portion of their supply requirements at a substantial savings which they can pass on to their customers. Such savings are afforded by the more "generic" Allou Brands products. The Company has found that sales of Allou Brands products are more profitable than those of name brand products, and accordingly, is expanding its sales and marketing efforts in this area by adding new items to its product line and by increasing advertising activities.

FOOD

           The Company added the sale of non-perishable packaged food items to its product line in fiscal 1991. These food items, which are purchased almost exclusively at discount prices from the major food companies, are sold to existing customers. This product line requires little additional operating costs to the Company since sales of food are pre-sold and drop-shipped directly to the customers from the vendors. During the fiscal years ended March 31, 1995, 1996 and 1997, food items accounted for approximately 18%, 17% and 13%, respectively, of the Company's revenues.

PRESCRIPTION PHARMACEUTICALS

           During fiscal 1994, the Company acquired the capital stock of Sobol, a manufacturers' distributor of branded prescription pharmaceuticals. Sobol was founded in 1928 and currently distributes pharmaceuticals to approximately 700 independent pharmacies in the Northeast. The Company intends to expand Sobol's customer base to include many of the Company's pharmacy accounts as well as to develop a national mail-order business to include both generic and branded pharmaceutical products. The Company also plans to offer Sobol's customers health and beauty aids and fragrances, which should serve to boost Sobol's profitability. The Company purchases approximately 4,000 branded pharmaceuticals from such manufacturers as Eli Lilly and Company, Glaxo Holdings p.l.c., Burroughs Wellcome Co. and Merck Sharp and Dohme, Inc. Additionally, the Company distributes 3,000 generic prescription pharmaceutical products which are purchased from manufacturers such as Schein Pharmaceuticals, Inc., Barre National, Inc., and Sidmak Laboratories, Inc. For the fiscal years ended March 31, 1995, 1996 and 1997, pharmaceuticals accounted for approximately 15%, 18% and 17%, respectively, of the Company's revenues.

HAIR AND SKIN CARE PRODUCTS

           During fiscal 1996, the Company purchased the selected assets of Russ Kalvin's, which assets included accounts receivable, inventory, equipment and intellectual property (patents, trademarks, etc.). This acquisition has enabled the Company to manufacture and distribute salon quality hair and skin care products to convenience stores, pharmacies and national mass merchandisers. For the fiscal years ended March 31, 1996 and 1997, revenues generated from the sales of such products were not material.

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

           Since the acquisition of the selected assets of Russ Kalvin's in October 1995, the Company has been engaged in consolidating operations and reducing overhead at Russ Kalvin's, as well as positioning itself to market nationally the Russ Kalvin's generic brand hair and skin care products through its wholly-owned subsidiary, Allou Personal Care. The Company has consolidated all administrative functions of Russ Kalvin's at the Company's Brentwood, New York facility. In addition, the Company leases 80,000 square feet of space in Saugus, California which is used to manufacture and distribute its proprietary line of Russ Kalvin's generic brand hair care and skin care products.

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

COMPETITION

           The distribution of HBA products is extremely competitive. The Company competes with pharmaceutical wholesalers that carry HBA products as an accommodation for their customers. Many of such distributors have greater financial and other resources than the Company. However, to the Company's knowledge, there is no significant competitor which distributes to its customer base of independent retail stores the assortment of HBA products that the Company distributes. The Company believes it competes on the basis of services rendered to its customer, including quick delivery and low minimum order requirements.

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

EMPLOYEES

           As of March 31, 1997, the Company employed approximately 250 persons on a full time basis, including 5 in executive positions, 22 in purchasing, 65 in marketing and sales, 40 in administration and accounting, 118 in warehousing and receiving. Certain of the sales personnel are partially paid on a commission basis. During peak selling seasons the Company also employs part time personnel.

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

ITEM 2.    PROPERTIES

           The Company leases approximately 143,894 square feet of space for its principal executive offices, warehouse and distribution facilities and sales headquarters in the Brentwood Industrial Park, 50 Emjay Boulevard, Brentwood, New York 11717, under a ten-year lease which expires on May 31, 2005, and includes a five-year option for renewal, at a base annual rental of $546,797.20, with additional charges for insurance, fuel and taxes and increases during the initial term of the lease. The Company leases 80,000 square feet of space in Saugus, California, which is used to manufacture and distribute hair and skin care products. The proposed term of the lease is five years with a five-year option for renewal at a base annual rental of $300,000 with additional charges for insurance, fuel, taxes and increases during the initial term of the lease.


ITEM 3.    LEGAL PROCEEDINGS

           (a) The Company is a party to a number of legal proceedings as either plaintiff or defendant in connection with claims made for goods sold, all of which are considered routine litigation incidental to the business of the Company.

           (b) No legal proceedings were terminated during the fiscal quarter ended March 31, 1997 (other than routine litigation incidental to the business of the Company).


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Market Information
------------------

           The Company's Class A Common Stock is listed on the American Stock Exchange under the symbol "ALU". There is no established public trading market for the Company's Class B Common Stock.

           The following table sets forth the quarterly high and low sales prices of the Class A Common Stock during the Company's last two fiscal years:

CLASS A
COMMON STOCK                                      High                    Low


FISCAL YEAR ENDED MARCH 31, 1996

Quarter ending June 30, 1995..................... 8-15/16                8-1/16
Quarter ending September 30, 1995................ 8-1/4                  5-1/4
Quarter ending December 31, 1995................. 6-5/8                  5-3/4
Quarter ending March 31, 1996.................... 7-1/4                  5-15/16


FISCAL YEAR ENDED MARCH 31, 1997

Quarter ending June 28, 1996..................... 7-1/2                  6 5/8
Quarter ending September 30, 1996................ 6-7/8                  4-7/8
Quarter ending December 31, 1996................. 7-5/16                 5 3/4
Quarter ending March 31, 1997.................... 6-15/16                6-1/8


Holders
-------

           As of June 25, 1997, there were 126 holders of record of the Company's Class A Common Stock and 4 holders of record of the Company's Class B Common Stock. Based upon conversations with brokers, Management believes that there are in excess of 1,000 beneficial owners of the Class A Common Stock.

Dividends
---------

           The Company has not paid a dividend on its shares of Class A Common Stock or Class B Common Stock and has no present expectation of doing so in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

           ALLOU HEALTH & BEAUTY CARE, INC.

               (In thousands, except for share and per share data)


INCOME STATEMENT DATA:

                                                 Year Ended March 31,
                                   1997       1996       1995       1994       1993
                                 --------   --------   --------   --------   --------
Revenues                         $285,311   $273,322   $237,542   $205,520   $161,914
                                 --------   --------   --------   --------   --------
Costs of revenues                 250,843    241,734    208,906    181,372    142,533
                                 --------   --------   --------   --------   --------

Gross profit                       34,468     31,588     28,636     24,148     19,381

Warehouse and delivery expense      8,592      8,063      6,864      5,391      4,417
Selling, general and
  administrative expense           12,766     11,894     10,250     10,226      8,055
                                 --------   --------   --------   --------   --------

Income from operations             13,110     11,631     11,522      8,531      6,909
Interest and other                  6,567      5,513      3,956      2,609      1,943
                                 --------   --------   --------   --------   --------

Income before income taxes          6,543      6,118      7,566      5,922      4,966
                                 --------   --------   --------   --------   --------

Net income (1)                   $  4,059   $  3,757   $  4,681   $  3,738   $  3,015
                                 ========   ========   ========   ========   ========

Net income per common share
  primary & fully diluted        $    .70   $    .65   $    .80   $    .73   $    .60
                                 ========   ========   ========   ========   ========

Dividends                        $      0   $      0   $      0   $      0   $      0
                                 ========   ========   ========   ========   ========


Balance Sheet Data:

                                                   As of March 31,
                                   1997       1996       1995       1994       1993
                                 --------   --------   --------   --------   --------

Working capital                  $ 42,052   $ 37,557   $ 36,193   $ 32,094   $ 19,732
Total assets                      161,348    126,185    106,214     84,770     63,777
Total long-term liabilities         1,841        560        814        895        410
Total liabilities                 113,121     82,016     66,038     50,743     43,311
Stockholders' equity               48,227     44,168     40,176     34,027     20,465

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

           FISCAL 1997 AS COMPARED TO FISCAL 1996
           --------------------------------------

           Revenues for the fiscal year ended March 31, 1997 ("fiscal 1997") were $285,311,441, representing a 4.4% increase over revenues of $273,322,102 for the fiscal year ended March 31, 1996 ("fiscal 1996"), which resulted from increased revenues from certain segments of the Company's business as described below. The increased demand for the Company's products resulted from an expanded customer base and increases in same store sales.

           Contributions to this increase in revenues by product segment is as follows: Health and beauty aids increased 5.4% in fiscal 1997 compared to fiscal 1996 due to increases in same store sales. Prestige designer fragrances grew 18.8% in fiscal 1997 compared to fiscal 1996 due to an increase in same store sales and an expanded customer base, thus increasing the volume of products sold. Nationally advertised branded non-perishable food products decreased 24% in fiscal 1997, when compared to fiscal 1996. This segment of Allou's business is categorized by the Company's ability to purchase off-price, non-perishable branded foods. During fiscal 1997 demand out-paced supply resulting in an increase in the price that Allou would have to pay for merchandise which it would distribute. Management decided to limit sales in this segment of its business to a level which would result in improved profit margins. Sales of prescription pharmaceuticals remain relatively constant when compared to the prior year. In each segment of the Company's businesses, revenues are recognized at the time merchandise is shipped to the customer, either directly by the Company or, in the case of food products, drop-shipped by third parties on behalf of the Company.

           Cost of goods sold decreased as a percentage of revenues to 87.9% for fiscal 1997 from 88.4% for fiscal 1996. This decrease in the cost of goods sold results from improved profit margins associated with the distribution of fragrance products.

           Toward the end of fiscal 1997, certain opportunities arose for the purchase of fragrance products which are only available to the Company at unpredictable intervals. Fragrance products are purchased from secondary sources of supply. This method of purchasing requires the Company to pre-pay for these products in advance of delivery in order to ensure product delivery. Since the merchandise corresponding to the pre-payments was not received during fiscal 1997, neither inventory valuation nor cost of goods sold was affected for the period.

           Warehouse and delivery expenses, selling and general and administrative expenses increased as a percentage of revenues to 7.5% for fiscal 1997 from 7.3% for fiscal 1996. This increase was due, in part, to increased expenses associated with the Company's purchase of its wholly-owned subsidiary Allou Personal Care.

           Inventories increased by approximately $25.0 million or 35% in fiscal 1997 from $72.0 million in fiscal 1996. This increase in inventory is attributable to merchandise purchased in anticipation of increased sales.

           Interest expense as a percentage of revenues increased to 2.3% for fiscal 1997 from 2.0% for fiscal 1996 due to increased borrowings at a higher rate.

           Net income for fiscal 1997 was $4,058,535, which is an 8.0% increase over the net income for fiscal 1996 of $3,756,686, due primarily to the factors discussed above.

           FISCAL 1996 AS COMPARED TO FISCAL 1995
           --------------------------------------

           Revenues for fiscal 1996 were $272,322,102, representing a 15% increase over revenues of $237,542,426 for the fiscal year ended March 31, 1995 ("fiscal 1995"), which resulted from increased revenues from each segment of the Company's business. The increased demand for the Company's products resulted from an expanded customer base, increases in same store sales and the addition of prescription pharmaceuticals distributed through its subsidiary, M. Sobol, Inc., which was acquired on April 1, 1993 and has resulted in an increase in the volume of products sold.

           Contributions to this increase in revenues by product segment is as follows: Health and beauty aids increased 10% in fiscal 1996, compared to fiscal 1995, due to increases in same store sales. Prestige designer fragrances grew 12% in fiscal 1996, compared to the same period in fiscal 1995 due to an increase in same store sales and an expanded customer base, thus increasing the volume of products sold. Nationally advertised branded non-perishable food products grew 10% in fiscal 1996, compared to fiscal 1995, due to an expanded customer base and increases in the volume of products sold. Sales of prescription pharmaceuticals grew 37% in fiscal 1996, compared to the same period in fiscal 1995, due to an increase in the volume of products sold. In each segment of the company's businesses, revenues are recognized at the time merchandise is shipped to the customer, either directly by the Company, or in the case of food products, drop-shipped by third parties on behalf of the Company.

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

           Interest expense as a percentage of revenues increased to 2.0% for fiscal 1996 from 1.7% for fiscal 1995 due to increased borrowings.

           Net income for fiscal 1996 was $3,756,686, which is a 20% decrease over the net income for fiscal 1995 of $4,681,301, due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company meets its working capital requirements from internally generated funds and from a revolving credit facility with the First National Bank of Boston (the "Agent"), IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc. and Bank of Tokyo-Mitsubishi Trust Company for financing the Company's accounts receivable and inventory. On June 6, 1996, the Company and its subsidiaries entered into a Second Restated and Amended Revolving Credit and Security Agreement with The First National Bank of Boston, IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc. and The Bank of Tokyo-Mitsubishi Trust Company (the "Revolving Credit Facility"). The Revolving Credit Facility provides, among other things, for a maximum availability of $105,000,000, interest on outstanding loans, at the Company's option, at .375% above the Agent's base rate or 2.00% above the Eurodollar rate, overadvances of up to $6,500,000 in the aggregate and letters of credit of up to $7,500,000 in the aggregate. The
Company must comply with certain financial covenants such as maintaining its consolidated tangible net worth, its interest coverage ratio, its current ratio and its leverage ratio at the levels prescribed in the Revolving Credit Facility. The obligations of the Company under the Revolving Credit Facility are secured by, among other things, the Company's inventory and accounts receivable. As of March 31, 1997, the Company had $96,740,253 outstanding under the Revolving Credit Facility. The effective interest rate charged to the Company at March 31, 1997 was 8.37%, which was based on a combination of 2.0% above the Eurodollar rate and 3/8% above the prime rate of the First National Bank of Boston. The Company uses cash generated from operations to reduce short term borrowings which in turn acts to increase loan availability consistent with the Company's financing agreement.

           On June 28, 1996, the Revolving Credit Facility was amended to, among other things, include in the Borrowing Base a percentage of outstanding documentary letters of credit and to revise the definition of "Operating Cash Flow" to exclude from the reduction from Net Income, capital expenditures financed by third parties. On October 15, 1996, the Revolving Credit Agreement was amended to increase from $47,500,000 to $55,000,000 the amount equal to the borrowing base percentage of the "Net Security Value of Base Inventory" in determining the borrowing base. On December 6, 1996, the Revolving Credit Facility was amended to permit the Company to purchase certain inventory from fragrance suppliers. On February 14, 1997, the Revolving Credit Facility was amended to, among other things, revise the definition of "Inventory Turn Average" and to change the level of the current ratio for the quarter ending March 31, 1997. On May 21, 1997, the Revolving Credit Agreement was amended to increase the maximum availability from $105,000,000 to $110,000,000 and to add Bank Leumi Trust Company of New York as an additional lender.

           The Company's accounts receivable increased to $48,424,882 for fiscal 1997 from $33,963,830 for fiscal 1996 representing an increase of 43% due to an increase in sales and due to customers which had previously paid the Company in an average of 49 days at March 31, 1996 and have been paying the Company in an average of 60 days at March 31, 1997. The Company believes the slowness in collection of accounts receivable is primarily a symptom of the poor regional economy. The Company does not anticipate this trend to continue once economic conditions improve.

           The Company has minimal capital investment requirements and any significant capital expenditures are financed through long-term lease agreements and would not adversely impact cash flow. The Company believes that its internally generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through the fiscal year ending March 31, 1998.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Financial Statements of the Company identified below are contained in this Report on the pages indicated:
                                                                            Page
                                                                            ----

Report of Independent Auditor                                               F-2

Consolidated Balance Sheet -
March 31, 1997 and 1996                                                     F-3

Consolidated Statement of Operations -
Years ended March 31, 1997,
1996 and 1995                                                               F-4

Consolidated Statement of Shareholders' Equity -
Years ended March 31, 1997,
1996 and 1995                                                               F-5

Consolidated Statement of Cash Flows - Years
ended March 31, 1997, 1996
and 1995                                                                    F-6

Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors:

Allou Health & Beauty Care, Inc.
Brentwood, New York


           We have audited the accompanying consolidated balance sheet of Allou Health & Beauty Care, Inc. as of March 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, such financial statements present fairly, in all material respects, the financial position of Allou Health and Beauty Care, Inc. at March 31, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                Respectfully submitted,


                                                /s/Mayer Rispler & Company, P.C.
                                                --------------------------------
                                                Mayer Rispler & Company, P.C.
                                                Certified Public Accountants
June 17, 1997
New York, New York

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------
                                                         March 31,      March 31,
                                                           1997           1996
                                                       ------------   ------------
Current Assets
--------------
Cash                                                   $     76,531   $    144,118
Accounts Receivable (less allowance for
 doubtful accounts of $555,682 at March 31,
 1997 and $373,890 at March 31, 1996 (Notes 1 & 5)       48,424,882     33,963,830
Inventories (Notes 1 & 5)                                96,661,103     71,690,321
Other Current Assets (Note 2)                             8,168,603     13,215,004
                                                       ------------   ------------
Total Current Assets                                   $153,331,119   $119,013,273

Fixed Assets, Less Accumulated Depreciation

 (Notes 1 & 3)                                            3,642,758      3,625,147
Other Assets (Note 4)                                     4,373,918      3,546,285
                                                       ------------   ------------
         TOTAL ASSETS                                  $161,347,795   $126,184,705
                                                       ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities
   Amounts Due Bank (Note 5)                           $ 96,740,253   $ 70,809,101
   Current Portion of Long-Term Debt (Note 6)               540,500        222,393
   Accounts Payable and Accrued Expenses (Note 7)        13,998,641     10,425,003
                                                       ------------   ------------
Total Current Liabilities                              $111,279,394   $ 81,456,497
                                                       ------------   ------------

Long Term Liabilities
---------------------
   Long-Term Debt, Less Current Portion (Note 6)          1,841,470        529,390
   Deferred Income Taxes (Note 1)                             - 0 -         30,422
                                                       ------------   ------------
Total Long Term Liabilities                               1,841,470        559,812
                                                       ------------   ------------

         TOTAL LIABILITIES                             $113,120,864   $ 82,016,309
                                                       ------------   ------------

Commitments & Contingencies (Note 8)

Stockholders' Equity (Notes 1 & 9)
--------------------

Preferred Stock, $.001 par value, 1,000,000
  shares authorized, none issued and outstanding
Class A Common Stock, $.001
  par value; 10,000,000 shares authorized and
  4,552,225 issued and outstanding at
  March 31, 1997 and 1996                              $      4,552   $      4,552
Class B Common Stock, $.001 par value; 2,200,000 and
  1,700,000 authorized at March 31, 1997 and March
  31, 1996 respectively, 1,200,000 issued and
  outstanding at March 31, 1997 and 1996                      1,200          1,200
Additional Paid-In Capital                               23,476,508     23,476,508
Retained Earnings                                        24,744,671     20,686,136
                                                       ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                      48,226,931     44,168,396
                                                       ------------   ------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $161,347,795   $126,184,705
                                                       ============   ============

                   The accompanying notes are an integral part
                          of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        For the years ended March 31,

                                                   1997             1996             1995
                                                   ----             ----             ----
Revenues                                      $ 285,311,441    $ 273,322,102    $ 237,542,426
Costs of Revenues                               250,843,851      241,734,316      208,906,041
                                              -------------    -------------    -------------
Gross Profit                                     34,467,590       31,587,786       28,636,385
                                              -------------    -------------    -------------
Operating Expenses
       Warehouse & Delivery                       8,592,051        8,062,827        6,864,463
       Selling, General & Administrative         12,765,898       11,893,687       10,250,475
                                              -------------    -------------    -------------
         Total Operating Expenses                21,357,949       19,956,514       17,114,938
                                              -------------    -------------    -------------
         Income From Operations                  13,109,641       11,631,272       11,521,447
                                              -------------    -------------    -------------
Other Charges (Credits)
       Interest Expenses                          6,614,797        5,524,543        3,978,453
       Other                                        (47,804)         (11,204)         (22,454)
                                              -------------    -------------    -------------
         Total                                    6,566,993        5,513,339        3,955,999
                                              -------------    -------------    -------------
         Income Before Income Taxes               6,542,648        6,117,933        7,565,448
       Provision for Income Taxes (Note 10)       2,484,113        2,361,247        2,884,147
                                              -------------    -------------    -------------
            NET INCOME                        $   4,058,535    $   3,756,686    $   4,681,301
                                              =============    =============    =============
Net Income Per Common Share (Note 1):
Primary & Fully Diluted                       $         .70    $         .65    $         .80
                                              =============    =============    =============

                   The accompanying notes are an integral part
                          of this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  For the Years Ended March 31,
                                                             1997           1996            1995
                                                             ----           ----            ----
Cash Flows From Operating Activities
------------------------------------
Net Income                                              $  4,058,535    $  3,756,686    $  4,681,301
Adjustments to Reconcile Net Income to
           Net Cash Used in Operating Activities:
           Depreciation and Amortization                     666,508         562,529         450,396
Decrease (Increase) In Assets:
           Accounts Receivable                           (14,461,052)     (5,490,810)     (4,525,406)
           Inventory                                     (24,970,782)    (14,419,611)    (10,329,500)
           Other Assets                                    4,160,904       1,342,875      (5,812,774)
Increase (Decrease) In Liabilities:
           Accounts Payable & Accrued Expenses             3,573,638          98,938         803,184
           Income Taxes Payable                              (30,422)       (555,887)        363,187
                                                        ------------    ------------    ------------
                Net Cash Used In Operating
                      Activities                         (27,002,671)    (14,705,280)    (14,369,612)
                                                        ------------    ------------    ------------
Cash Flows From Investing Activities
------------------------------------
           Acquisition of Fixed Assets                      (626,255)     (1,947,844)     (1,451,966)
                                                        ------------    ------------    ------------
Cash Flows From Financing Activities
------------------------------------
           Net Increase in Amounts Due Bank               25,931,152      16,680,621      14,044,169
           Borrowings                                      2,010,376             -0-         211,284
           Repayment of Debt                                (380,189)       (245,116)       (126,683)
           Net Proceeds from Exercise of
             Warrants & Options                                  -0-         235,500       1,467,998
                                                        ------------    ------------    ------------
                Net Cash Provided By Financing
                      Activities                          27,561,339      16,671,005      15,596,768
                                                        ------------    ------------    ------------
                      NET INCREASE (DECREASE) IN CASH        (67,587)         17,881        (224,810)
                      CASH AT BEGINNING OF YEAR              144,118         126,237         351,047
                                                        ------------    ------------    ------------
                      CASH AT END OF YEAR               $     76,531    $    144,118    $    126,237
                                                        ============    ============    ============
Supplemental Disclosures of Cash Flow
  Information:
           Cash Paid For:
           Interest                                        6,438,593    $  5,464,832    $  3,844,593
           Income Taxes                                 $  2,302,293    $  3,243,631    $  2,520,960

The Company issued equipment notes for $2,010,376 and $211,284 during the years ended March 31, 1997 and 1995, respectively.


                   The accompanying notes are an integral part
                          of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                      Additional
                             Common      Paid         Retained
                              Stock   In Capital      Earnings       Total
                             ------   -----------   -----------   -----------

Balance March 31, 1994       $5,358   $21,773,404   $12,248,149   $34,026,911
Net Proceeds from Exercise
 of Warrants and Options        304     1,467,694           -0-     1,467,998
Net Income                      -0-           -0-     4,681,301     4,681,301
                             ------   -----------   -----------   -----------
Balance March 31, 1995       $5,662   $23,241,098   $16,929,450   $40,176,210
Net Proceeds from Exercise
 of Options                      90       235,410                     235,500
Net Income                      -0-           -0-     3,756,686     3,756,686
                             ------   -----------   -----------   -----------
Balance March 31, 1996       $5,752   $23,476,508   $20,686,136   $44,168,396
Net Income                      -0-           -0-     4,058,535     4,058,535
                             ------   -----------   -----------   -----------
Balance March 31, 1997       $5,752   $23,476,508   $24,744,671   $48,226,931
                             ======   ===========   ===========   ===========


                          The accompanying notes are an
                   integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


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

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

           J.         Stock Based Compensation:

               The Company accounts for stock options as prescribed by APB opinion No. 25 and includes pro forma information in the stock options footnote, as permitted by statement of financial accounting standard No. 123.

2.         OTHER CURRENT ASSETS:
           Included in other current assets at March 31, 1997 are $6,091,422 of prepayments on merchandise and $689,560 of interest bearing loans to officers.

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

3.         PROPERTY AND EQUIPMENT:

                                           March 31,     March 31,    Estimated
                                             1997          1996     Useful Lives
                                           --------      --------   ------------

Machinery & Equipment                    $1,765,908    $1,639,480    5 years

Furniture, Fixtures &
 Office Equipment                         2,295,084     2,015,415    5-10 years
Transportation Equipment                     96,750        96,750    3-5 years
Leasehold Improvements                    2,578,957     2,358,799    10-33 years
                                         ----------    -----------
                                          6,736,699      6,110,444
Less:  Accumulated Depreciation           3,093,941     2,485,297
                                         ----------    -----------
                                         $3,642,758    $ 3,625,147
                                         ==========    ===========


           Depreciation expense for the years ended March 31, 1997, 1996 and 1995 amounted to $608,644, $509,665 and $412,532, respectively.


4.         OTHER ASSETS:
           Included in other assets is $1,763,143 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary, and the purchase of selected assets of Russ Kalvin Inc. (see note 1-A), and $2,056,364 of interest-bearing officers' loans. The goodwill is being amortized over forty years and fifteen years, respectively. Amortization expense for the years ended March 31, 1997, 1996 and 1995 amounted to $57,864, $52,864 and $37,864, respectively.

5.         AMOUNTS DUE BANK:
           The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventories with aggregate maximum advances which have been increased as of May 21, 1997 to $110,000,000, including a $6,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at March 31, 1997 was 8.37%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate.

6.         LONG-TERM DEBT:
Long-term debt consists of:


           (a) notes collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $45,000, which include interest at rates varying from 3/8% above the prime rate to 3.36% above the treasury rate.

           (b) a loan payable to the previous stockholder of M. Sobol, Inc. (see note 1-A). Interest payable on the declining principal balance has been calculated at 5.45% per annum, through April 1, 2000.

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

           The aggregate long-term debt is payable as follows:

   Year Ending
    March 31,

      1998                              $  540,500

      1999                                 575,497

      2000                                 595,072

      2001                                 572,914

      2002                                  97,987
                                        ----------
                                        $2,381,970
                                        ==========



7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES:



                                                     March 31,        March 31,
                                                       1997             1996
                                                       ----             ----

Cost of Revenues                                   $12,066,836       $ 8,471,396

Selling, General & Administrative                      928,967         1,245,841

Interest - Bank                                        550,433           374,229

Payroll                                                452,405           333,537
                                                   -----------       -----------
                                                   $13,998,641       $10,425,003
                                                   ===========       ===========



8.         COMMITMENTS AND CONTINGENCIES:


           A.  Operating Leases:
           Effective April 1995, the Company's lease was renegotiated to include additional space and the lease term was extended to May 2005. Commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of March 31, 1997, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:
        Year Ending
         March 31,
           1998                                    $   855,197
           1999                                        852,797
           2000                                        858,797
           2001                                        768,749
           2002                                        625,939
           2003-2006                                 1,982,139

           Rent expense for the years ended March 31, 1997, 1996 and 1995 amounted to $896,910, $744,505 and $490,052, respectively.

           B. The Company uses an entity for its deliveries using the Company's leased trucks and is charged on a per load basis. The Company assigned the truck lease to this non-affiliated entity, however, the Company has guaranteed payment and performance on all terms of the lease through its expiration in 1997.

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

           Option activity for the years ended March 31, 1997, 1996, and 1995 was as follows:
                               1997             1996             1995
                               ----             ----             ----
Options outstanding
  at beginning of year        1,184,500        1,176,950          790,000
Granted                         375,000          136,550          415,450
Exercised                           -0-          (90,500)         (21,000)
Cancelled                      (178,350)         (38,500)          (7,500)
                             ----------       ----------       ----------
Outstanding at
  end of year                 1,381,150        1,184,500        1,176,950
                             ==========       ==========       ==========

Option price range
  at end of year        $5.80 to $10.00     $5.75 to $10.00    $2.50 to $10.00
                        =====    ======     =====    ======    =====    ======

The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1997 and 1996 consistent with the provisions of SFAS No. 123, net income per common share would have been reduced to the following pro forma amounts:

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                                                  March 31,      March 31,
                                                     1997           1996
                                                  ---------      ---------

Net Income - Pro Forma                           $3,582,793     $3,196,406

Earnings Per Common Share - Pro Forma            $      .62     $      .56

           The pro forma amounts are not indicative of anticipated future disclosures because SFAS 123 does not apply to options granted before fiscal 1996.

           The fair value of each option at date of grant for options granted during fiscal 1997 and 1996 was $1.50 and $2.07, respectively, and were estimated using the Black-Scholes option pricing model. The following assumptions were applied:

           No dividend yield; expected volatility rates of 25% and 32%; Risk free interest rates approximating 5 % and expected lives of 3.3 years and 4.3 years, respectively.

           F. The Company's three year employment agreements with four of its officers, which expired on August 1, 1995, provided for annual salaries of $150,000 each for three of the officers and $225,000 for the fourth. In addition, three of the officers received bonuses based on the Company's earnings before interest and taxes. For the year ended March 31, 1995, three of the officers waived their rights to a bonus of $1,354,606 and the fourth officer received a bonus of $40,000.

           Effective August 1, 1995, the Company entered into three year employment agreements with three of its officers. These agreements provide for each to receive annual salaries of $300,000 and a bonus of 3% of the first $2,000,000, 2% on the next $1,000,000 and 1% on the remaining increase over the Company's prior year earnings before interest and taxes. For the year ended March 31, 1997, these three officers received a total bonus of $145,221. For the year ended March 31, 1996, these three officers received no bonus.

           Effective June 30, 1996, the Company entered into a three year employment agreement with a fourth officer, providing for an annual salary of $225,000 and a $75,000 bonus.

           G.        Letters of Credit:

           The Company has irrevocable standby letters of credits in the sum of $425,000 expiring thru February 28, 1998.

           H.        Legal Proceedings:

           The  Company  is a party to a number of legal  proceedings  as either
plaintiff  or  defendant,   all  of  which  are  considered  routine  litigation
incidental to the business of the Company.

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

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

10.        PROVISION FOR INCOME TAXES:

                                                        December 31,
                                             1997          1996          1995
                                             ----          ----          ----

Income  Before Income Taxes               $6,542,648    $6,117,933    $7,565,448
                                          ==========    ==========    ==========

  Federal Income Tax                      $2,072,291    $1,959,880    $2,372,572

  State Income Taxes                         411,822       401,367       511,575
                                          ----------    ----------    ----------
Total Provision for Income Taxes          $2,484,113    $2,361,247    $2,884,147
                                          ==========    ==========    ==========

           The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                                           March 31,
                                               1997          1996         1995
                                               ----          ----         ----
Federal Statutory Income Tax Rate               34%           34%          34%

Increase in Tax Rates Resulting from:

 State Income Taxes, Net of Federal Tax
  Benefits                                     (5.3%)         6.0%        5.6%
Net Operating Loss Carryforward from

 Subsidiary                                    (1.3%)        (1.4%)      (1.5%)
                                               -----         -----       -----
        Total Effective Tax Rates              38.0%         38.6%       38.1%
                                               =====         =====       =====


           At March 31, 1997, net operating loss carryforwards of approximately $140,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

11.        RELATED PARTY TRANSACTIONS:



           For the years ended March 31, 1997, 1996 and 1995, purchases from related parties amounted to $1,705,355, $1,735,661 and $1,357,687 respectively, with $15,952 outstanding at March 31, 1997.



12.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):



                                                                    Earnings Per
                                         Gross            Net         Common
Quarters Ended          Revenues         Profit         Income         Share
--------------         -----------     ----------     ----------     -------

June 30, 1996          $68,958,061     $8,130,446     $  802,667     $   .14
June 30, 1995          $64,432,369     $7,225,913     $1,156,829     $   .20

September 30, 1996     $76,838,439     $8,372,060     $1,076,844     $   .19
September 30, 1995     $66,913,389     $7,219,879     $  676,572     $   .12

December 31, 1996      $65,657,248     $8,358,715     $  934,315     $   .16
December 31, 1995      $76,715,466     $9,157,762     $1,198,267     $   .21

March 31, 1997         $73,857,693     $9,606,369     $1,244,709     $   .21
March 31, 1996         $65,260,878     $7,984,232     $  725,008     $   .12

                                                                   SCHEDULE VIII



                        ALLOU HEALTH & BEAUTY CARE, INC.



                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


        Column A                            Column B        Column C       Column D       Column E
                                                           Additions      Deductions
        --------                            --------       ---------      ----------      --------
                                           Balance at      Charged to     Write off of     Balance
                                            Beginning      costs and     uncollectible     at end
       Description                          of period      expenses        accounts       of period
       -----------                          ---------      --------        --------       ---------
March 31, 1995
 Allowance for Doubtful Accounts            $361,253       $294,000       $369,088        $286,165

March 31, 1996
 Allowance for Doubtful Accounts            $286,165       $412,000       $324,275        $373,890

March 31, 1997
 Allowance for Doubtful Accounts            $373,890       $560,000       $378,208        $555,682

                        ALLOU HEALTH & BEAUTY CARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                                                                     SCHEDULE IX

                        ALLOU HEALTH & BEAUTY CARE, INC.

                              SHORT-TERM BORROWINGS



Column A                  Column B     Column C      Column D       Column E     Column F(a)
--------                  --------     --------      --------       --------     -----------

                                                      Maximum       Average         Weighted
Category of                            Weighted        amount        amount         average
aggregate                Balance at     average      outstanding   outstanding   interest rate
short-term                  end        interest        during        during         during
borrowings               of period       rate        the period    the period     the period
----------               ---------     --------      ----------    ----------     ----------
                                        (Daily                                     (Daily
                                         Basis)                                     Basis)
March 31, 1993
 Bank Loan              $36,114,991      5.55%      $35,079,883   $32,569,571       5.864%

March 31, 1994
 Bank Loan              $40,084,311      5.82%      $50,060,899   $45,141,816       5.53%

March 31, 1995
 Bank Loan              $54,128,480      8.45%      $60,387,121   $52,642,369       7.23%

March 31, 1996
 Bank Loan              $70,809,101      8.50%      $73,365,424   $67,206,057       8.14%

March 31, 1997
 Bank Loan              $96,740,253      8.37%      $97,125,175   $84,393,253       7.67%

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE



           None.



                                    PART III

           The information called for by Part III (Items 10,11,12 and 13) is incorporated by reference to such information as it will be included in the Registrant's definitive Proxy Statement with respect to the Registrant's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.



           (a) Documents filed as part of this Report:



                1.  Financial Statements



           The  following  financial  statements of the Company are contained in
Item 8 of this Report on the pages indicated:



                                                                            Page
                                                                            ----

Report of Independent Auditors                                               F-1

Consolidated Balance Sheet -
March 31, 1997 and 1996                                                      F-2

Consolidated Statement of Operations -
Years ended March 31, 1997,
1996 and 1995                                                                F-3

Consolidated Statement of Shareholders' Equity -
Years ended March 31, 1997,
1996 and 1995                                                                F-4

Consolidated Statement of Cash Flows - Years
ended March 31, 1997, 1996
and 1995                                                                     F-5

Notes to Consolidated Financial Statements                                   F-6

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





           3. Exhibits: The following Exhibits are filed as a part of this Report:



Exhibit No.                           Description
-----------                           -----------

3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 Commission File No. 1-10340 and incorporated herein by reference).



3.2 By-Laws of the Registrant (filed as Exhibit 3b to Registration Statement No. 33-26981 on Form S-1 ("Registrant's Form S-1"), and incorporated herein by reference).



10.1 Employment Contract dated as of August 1, 1995 between the Registrant and Victor Jacobs (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 Commission File No. 1-10340 ("1996 10-K") and incorporated herein by reference).

10.2              Employment  Contract  dated  as  of  August  1,  1995  between
                  Registrant and Herman Jacobs (filed as Exhibit 10.2 to Registrant's 1996 10-K and incorporated herein by reference).



10.3              Employment  Contract  dated as of August 1, 1995  between  the
                  Registrant   and  Jack  Jacobs   (filed  as  Exhibit  10.3  to
                  Registrant's 1996 10-K and incorporated herein by reference).



10.4 Employment Contract dated as of June 30, 1996 between the Registrant and Ramon Montes (filed as Exhibit 10.3 to
                  Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 Commission File No. 1-10340 and incorporated herein by reference).



10.5 Amended and Restated 1989 Incentive Stock Option Plan (filed as Exhibit 10(e) to Registrant's Annual Report on From 10-K for the fiscal year ended March 31, 1990 Commission File No. 1-10340 and incorporated herein by reference).



10.6              1991  Stock   Option  Plan  (filed  as  Exhibit   10(e)(1)  to
                  Registrant's Post-Effective Amendment No. 1 to Registrant's Form S-1 and incorporated herein by reference).



10.7              1992  Stock   Option  Plan  (filed  as  Exhibit   10(e)(2)  to
                  Registrant's Annual Report on From 10-K for the fiscal year ended March 31, 1993 Commission File No. 1-10340 and incorporated herein by reference).



10.8 1995 Nonqualified Stock Option Plan (filed as Exhibit A to Registrant's 1996 Definitive Proxy Statement on Schedule 14A Commission File No. 1-10340 and incorporated herein by reference).



10.9 1996 Stock Option Plan (filed as Exhibit B to Registrant's 1996 Definitive Proxy Statement on Schedule 14A Commission File No. 1-10340 and incorporated herein by reference).

10.10 Lease Agreement dated December 8, 1993 between Allou Distributors, Inc. and Brentwood Distribution Co. (filed as
                  Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 Commission File No. 1-10340 ("1995 Form 10-K") and incorporated herein by reference).



10.11             Lease  Agreement  dated March 4, 1980 between  Registrant  and
                  Pueblo   Supermarkets,   Inc.   (filed  as   Exhibit   10g  to
                  Registrant's Form S-1 and incorporated herein by reference).



10.12             Lease Agreement  dated January 1, 1993 between M. Sobol,  Inc.
                  and Simon and Barbara J. Mandell (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 Commission File No. 1-10340 ("1994 Form 10- K") and incorporated herein by reference).



10.13 Agreement dated December 13, 1994 between Allou Distributors, Inc. and the National Organization of Industrial Trade Unions (filed as Exhibit 10(i) to the Registrant's 1995 Form 10-K and incorporated herein by reference).



10.14 Restated and Amended Revolving Credit and Security Agreement among the First National Bank of Boston, Bank Hapoalim B.M., v dated as of May 9, 1994 (filed as Exhibit 10(n) to
                  Registrant's 1994 Form 10-K and incorporated herein by reference).



10.15 First Amendment to Restated and Amended Revolving Credit and Security Agreement among the First National Bank of Boston, Bank Hapoalim B.M., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., The Bank of Tokyo Trust Company, the Registrant and Allou Distributors, Inc. dated August 24, 1994 (filed as Exhibit
                  10(l) to the Registrant's 1995 Form 10-K and incorporated herein by reference).



10.16 Second Restated and Amended Revolving Credit and Security Agreement dated as of June 1996 among Allou Health & Beauty Care, Inc., Allou Distributors, Inc., The First National Bank of

                  Boston, IJB Schroder Bank & Trust Company, Sanwa Business Credit Corporation, La Salle Business Credit, Inc., and The Bank of Tokyo - Mitsubishi Trust Company (filed as Exhibit
                  10.3 to Registrant's 1996 10-K and incorporated herein by reference).



*10.17 First Amendment to Second Restated and Amended Revolving Credit and Security Agreement dated as of June 28, 1996 among Allou Health & Beauty Care, Inc., Allou Distributors Inc., The First National Bank of Boston, IBJ Schroder bank & Trust company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., and The Bank of Tokyo-Mitsubishi Trust Company.



*10.18 Second Amendment to Second Restated and Amended Revolving Credit and Security Agreement, dated October 15, 1996 among the Borrowers, the Agent and the Lenders.



*10.19 Third Amendment to Second Restated and Amended Revolving Credit and Security Agreement, dated December 6, 1996.



*10.20 Fourth Amendment to Second Restated and Amended Revolving Credit and Security Agreement, dated as of February 14, 1997 among Allou Health & Beauty Care, Inc., Allou Distributors, Inc., The First National Bank of Boston, IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc. and The Bank of Tokyo-Mitsubishi Trust Company.



*10.21 Fifth Amendment to Second Restated and Amended Revolving Credit and Security Agreement, dated May 21, 1997 among Allou health and Beauty Care, Inc., Allou Distributors, Inc.,
                  BankBoston, IBJ Schroder Bank and Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., and The Bank of Tokyo-Mitsubishi Trust company, to reflect the addition of Bank Leumi Trust company of New York as a Lender.



*10.22 Amendment to Guaranty and Subsidiary Tie-In Agreement, dated as of May 1997 among Borrowers and Guarantors.

10.23 Master Lease Finance Agreement dated as of April 24, 1996 between BankBoston Leasing Inc. and Allou Distributors, Inc. (filed as Exhibit 10-14 to Registrant's 1996 10-K and incorporated herein by reference).



21 Subsidiaries of the Registrant (filed as Exhibit 21 to Registrant's 1996 10-K and incorporated herein by reference).



*23               Consent of Mayer Rispler & Co.



*27               Financial Data Schedule

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



                                                ALLOU HEALTH & BEAUTY CARE, INC.



                                                By: /s/ VICTOR JACOBS
                                                   --------------------------
                                                    Victor Jacobs,
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Dated:  June 30, 1997



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signatures                               Title                         Date


/s/ VICTOR JACOBS             Chairman of the Board and Chief      June 30, 1997
-----------------------       Executive Officer
Victor Jacobs


/s/ HERMAN JACOBS             President and Director               June 30, 1997
-----------------------
Herman Jacobs


/s/ DAVID SHAMILZADEH         Chief Financial Officer, Chief       June 30, 1997
-----------------------       Accounting Officer and Director
David Shamilzadeh


/s/ JACK JACOBS               Director                             June 30, 1997
-----------------------
Jack Jacobs


/s/  RAMON MONTES             Director                             June 30, 1997
-----------------------
Ramon Montes


/s/ SOL NAIMARK               Director                             June 30, 1997
-----------------------
Sol Naimark


/s/ JEFFREY BERG              Director                             June 30, 1997
-----------------------
Jeffrey Berg

                                Index to Exhibits
                                -----------------


Exhibit
  No.                                 Description                           Page
-------                               -----------                           ----



3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 Commission File No. 1-10340 and incorporated herein by reference).



3.2            By-Laws of the Registrant  (filed as Exhibit 3b to
               Registration  Statement  No.  33-26981 on Form S-1
               ("Registrant's Form S-1"), and incorporated herein by reference).



10.1 Employment Contract dated as of August 1, 1995 between the Registrant and Victor Jacobs (filed as
               Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 Commission File No. 1-10340 ("1996 10-K") and incorporated herein by reference).



10.2           Employment  Contract  dated as of  August  1, 1995
               between  Registrant  and Herman  Jacobs  (filed as
               Exhibit  10.2  to   Registrant's   1996  10-K  and
               incorporated herein by reference).



10.3           Employment  Contract  dated as of  August  1, 1995
               between the  Registrant  and Jack Jacobs (filed as
               Exhibit  10.3  to   Registrant's   1996  10-K  and
               incorporated herein by reference).



10.4 Employment Contract dated as of June 30, 1996 between the Registrant and Ramon Montes (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 Commission File No. 1-10340 and incorporated herein by reference).



10.5           Amended and Restated 1989  Incentive  Stock Option
               Plan  (filed  as  Exhibit  10(e)  to  Registrant's
               Annual Report on From 10-K for the fiscal year ended

Exhibit
  No.                                 Description                           Page
-------                               -----------                           ----



               March 31, 1990 Commission File No. 1-10340 and incorporated herein by reference).



10.6 1991 Stock Option Plan (filed as Exhibit 10(e)(1) to Registrant's Post- Effective Amendment No. 1 to
               Registrant's Form S-1 and incorporated herein by reference).



10.7 1992 Stock Option Plan (filed as Exhibit 10(e)(2) to Registrant's Annual Report on From 10-K for the fiscal year ended March 31, 1993 Commission File No. 1-10340 and incorporated herein by reference).



10.8 1995 Nonqualified Stock Option Plan (filed as Exhibit A to Registrant's 1996 Definitive Proxy Statement on Schedule 14A Commission File No. 1-10340 and incorporated herein by reference).



10.9           1996  Stock  Option  Plan  (filed as  Exhibit B to
               Registrant's  1996  Definitive  Proxy Statement on
               Schedule  14A  Commission  File  No.  1-10340  and
               incorporated herein by reference).



10.10 Lease Agreement dated December 8, 1993 between Allou Distributors, Inc. and Brentwood Distribution Co. (filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 Commission File No. 1-10340 ("1995 Form 10-K") and incorporated herein by reference).



10.11          Lease   Agreement  dated  March  4,  1980  between
               Registrant and Pueblo Supermarkets, Inc. (filed as
               Exhibit   10g  to   Registrant's   Form   S-1  and
               incorporated herein by reference).



10.12          Lease  Agreement  dated January 1, 1993 between M.
               Sobol, Inc. and Simon and Barbara J. Mandell (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 Commission File No. 1-10340 ("1994 Form 10-K") and incorporated herein by reference).

Exhibit
  No.                                 Description                           Page
-------                               -----------                           ----



10.13 Agreement dated December 13, 1994 between Allou Distributors, Inc. and the National Organization of Industrial Trade Unions (filed as Exhibit 10(i) to the Registrant's 1995 Form 10-K and incorporated herein by reference).



10.14 Restated and Amended Revolving Credit and Security Agreement among the First National Bank of Boston, Bank Hapoalim B.M., v dated as of May 9, 1994 (filed as Exhibit 10(n) to Registrant's 1994 Form 10-K and incorporated herein by reference).



10.15 First Amendment to Restated and Amended Revolving Credit and Security Agreement among the First National Bank of Boston, Bank Hapoalim B.M., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., The Bank of Tokyo Trust Company, the Registrant and Allou Distributors, Inc. dated August 24, 1994 (filed as Exhibit 10(l) to the Registrant's 1995 Form 10-K and incorporated herein by reference).



10.16 Second Restated and Amended Revolving Credit and Security Agreement dated as of June 1996 among Allou Health & Beauty Care, Inc., Allou Distributors, Inc., The First National Bank of Boston, IJB Schroder Bank & Trust Company, Sanwa Business Credit Corporation, La Salle Business Credit, Inc., and The Bank of Tokyo - Mitsubishi Trust Company (filed as Exhibit 10.3 to Registrant's 1996 10-K and incorporated herein by reference).



*10.17 First Amendment to Second Restated and Amended Revolving Credit and Security Agreement dated as of June 28, 1996 among Allou Health & Beauty Care, Inc., Allou Distributors Inc., The First National Bank of Boston, IBJ Schroder bank & Trust company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., and The Bank of Tokyo-Mitsubishi Trust Company.



*10.18         Second  Amendment  to Second  Restated and Amended
               Revolving  Credit and  Security  Agreement,  dated
               October 15, 1996 among the Borrowers, the Agent and the Lenders.

Exhibit
  No.                                 Description                           Page
-------                               -----------                           ----



*10.19         Third  Amendment  to Second  Restated  and Amended
               Revolving  Credit and  Security  Agreement,  dated
               December 6, 1996.



*10.20 Fourth Amendment to Second Restated and Amended Revolving Credit and Security Agreement, dated as of February 14, 1997 among Allou Health & Beauty Care, Inc., Allou Distributors, Inc., The First National Bank of Boston, IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc. and The Bank of Tokyo- Mitsubishi Trust Company.



*10.21 Fifth Amendment to Second Restated and Amended Revolving Credit and Security Agreement, dated May 21, 1997 among Allou health and Beauty Care, Inc., Allou Distributors, Inc., BankBoston, IBJ Schroder Bank and Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., and The Bank of Tokyo-Mitsubishi Trust company, to reflect the addition of Bank Leumi Trust company of New York as a Lender.



*10.22         Amendment  to  Guaranty  and   Subsidiary   Tie-In
               Agreement, dated as of May 1997 among Borrowers and Guarantors.



10.23 Master Lease Finance Agreement dated as of April 24, 1996 between BankBoston Leasing Inc. and Allou Distributors, Inc. (filed as Exhibit 10- 14 to Registrant's 1996 10-K and incorporated herein by reference).



21             Subsidiaries  of the Registrant  (filed as Exhibit
               21 to Registrant's 1996 10-K and incorporated herein by reference).



*23            Consent of Mayer Rispler & Co.



*27            Financial Data Schedule


----------------

* Filed herewith