Form 10-Q
period 1997-06-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1997-08-14
CIK 846538

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           for the quarterly period ended June 30, 1997.
                                          -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.


                         Commission file number 1-10340

                        Allou Health & Beauty Care, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     11-2953972
--------------------------------               ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

   50 Emjay Boulevard, Brentwood, NY                                  11717
----------------------------------------                            ----------
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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                         August 12, 1997
            -----------                                      ---------------

Class A Common Stock, $.001 par value                            4,555,350
                                                                 =========
Class B Common Stock, $.001 par value                            1,200,000
                                                                 =========

                        ALLOU HEALTH & BEAUTY CARE, INC.


                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements......................................3

                     Consolidated Balance Sheet as of June 30, 1997
                     (unaudited) and March 31, 1997............................4

                     Consolidated Statement of Income & Retained
                     Earnings (unaudited) For the Three Month Periods
                     Ended June 30, 1997 and 1996..............................5

                     Consolidated Statement of Cash Flows (unaudited)
                     for the Three Month Periods Ended June 30, 1997
                     and 1996..................................................6

                     Notes to Consolidated Financial Statements (unaudited)....7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............15

PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K..........................18

SIGNATURES....................................................................19

EXHIBIT INDEX.................................................................20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     June 30,       March 31,
                                                                       1997           1997
                                                                   ------------   ------------
Current Assets
    Cash                                                           $    359,696   $     76,531
    Accounts Receivable (less allowance for doubtful accounts of
    $950,682 at June 30, 1997 and $555,682 at March 31, 1997
    (Notes 1 & 5)                                                    45,076,832     48,424,882
    Inventories (Notes 1 & 5)                                       101,560,964     96,661,103
    Other Current Assets (Note 2)                                     9,873,473      8,168,603
                                                                   ------------   ------------
         Total Current Assets                                      $156,870,965   $153,331,119
    Fixed Assets, Less Accumulated Depreciation
    (Notes 1 & 3)                                                     3,556,295      3,642,758
    Other Assets (Note 4)                                             4,315,954      4,373,918
                                                                   ------------   ------------
              TOTAL ASSETS                                         $164,743,214   $161,347,795
                                                                   ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Amounts Due Bank (Note 5)                                      $ 95,314,201   $ 96,740,253
    Current Portion of Long-Term Debt (Note 6)                          492,409        540,500
    Accounts Payable and Accrued Expenses (Note 7)                   17,459,005     13,998,641
    Income Taxes Payable                                                402,314            -0-
                                                                   ------------   ------------
         Total Current Liabilities                                 $113,667,929   $111,279,394
                                                                   ------------   ------------

Long Term Liabilities
    Long-Term Debt, Less Current Portion (Note 6)                     1,860,384      1,841,470
                                                                   ------------   ------------
         Total Long Term Liabilities                                  1,860,384      1,841,470
                                                                   ------------   ------------
              TOTAL LIABILITIES                                    $115,528,313   $113,120,864
                                                                   ------------   ------------

Commitments & Contingencies (Note 8)

Stockholder's Equity (Notes 1 & 9)
    Preferred Stock, $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding
    Class A Common Stock, $.001 par value,
      10, 000,000 shares authorized 4,552,225 issued and
      outstanding at June 30, 1997 and March 31, 1997              $      4,552   $      4,552
    Class B Common Stock, $.001 par value; 2,200,000
      authorized at June 30, 1997 and March 31, 1997
      respectively, 1,200,000 issued and outstanding at June 30,
      1997 and March 31, 1997                                             1,200          1,200
    Additional Paid-in Capital                                       23,476,508     23,476,508
    Retained Earnings                                                25,732,641     24,744,671
                                                                   ------------   ------------
                 TOTAL STOCKHOLDERS' EQUITY                          49,214,901     48,226,931
                                                                   ------------   ------------
                 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $164,743,214   $161,347,795
                                                                   ============   ============


                 The accompanying notes are an integral part of
                           this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                    For The Three Months Ended
                                                              June 30,
                                                        1997            1996
                                                   ------------    ------------

Revenues                                           $ 64,855,684    $ 68,958,061

Costs of Revenues                                    55,149,409      60,827,615
                                                   ------------    ------------

    Gross Profit                                      9,706,275       8,130,446
                                                   ------------    ------------

Operating Expenses
    Warehouse & Delivery                              2,378,177       1,994,873
    Selling, General & Administrative                 3,714,771       3,356,081
                                                   ------------    ------------

      Total Expenses                                  6,092,948       5,350,954
                                                   ------------    ------------

      Income From Operations                          3,613,327       2,779,492
                                                   ------------    ------------

Other Charges (Credits)
    Interest                                          1,978,738       1,489,809
    Other                                                (3,381)        (10,984)
                                                   ------------    ------------

      Total                                           1,975,357       1,478,825
                                                   ------------    ------------

      Income Before Income Taxes                      1,637,970       1,300,667

    Provision for Income Taxes (Note 10)                650,000         498,000
                                                   ------------    ------------

                 NET INCOME                             987,970         802,667


                 RETAINED EARNINGS - BEGINNING       24,744,671      20,686,136
                                                   ------------    ------------

                 RETAINED EARNINGS - ENDING        $ 25,732,641    $ 21,488,803
                                                   ============    ============


    Net Income Per Common Share:  (Note 1)

      Primary and Fully Diluted                    $        .16    $        .14
                                                   ============    ============



                 The accompanying notes are an integral part of
                           this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              For The Three Months Ended
                                                                       June 30,
                                                                  1997           1996
                                                              -----------    -----------
Cash Flows From Operating Activities
------------------------------------

    Net Income                                                $   987,970    $   802,667

Adjustments to Reconcile Net Income to Net Cash Provided By
 (Used in) Operating Activities:

    Depreciation and Amortization                                 175,836        162,505

Decrease (Increase) In Assets:

    Accounts Receivable                                         3,348,050     (7,739,408)
    Inventory                                                  (4,899,861)    (3,249,994)
    Prepaid Purchases and Other Assets                         (1,663,622)        21,539

    Increase (Decrease) In Liabilities:

    Accounts Payable and Accrued Expenses                       3,460,364      1,202,913
    Income Taxes Payable                                          402,314        214,480
                                                              -----------    -----------

      Net Cash Provided By (Used In) Operating Activities       1,811,051     (8,585,298)
                                                              -----------    -----------

Cash Flows Used in Investing Activities
---------------------------------------

    Acquisition of Fixed Assets                                   (72,657)       (69,059)
                                                              -----------    -----------

Cash Flows From Financing Activities
------------------------------------

    Net Increase (Decrease) in Amounts Due Bank                (1,426,052)     6,684,428
    Borrowings                                                    215,771      2,010,376
    Repayment of Debt                                            (244,948)      (137,722)
                                                              -----------    -----------

      Net Cash Provided By (Used In) Financing Activities      (1,455,229)     8,557,082
                                                              -----------    -----------
                 INCREASE (DECREASE) IN CASH                      283,165        (97,275)

                 CASH AT BEGINNING OF PERIOD                       76,531        144,118
                                                              -----------    -----------
                 CASH AT END OF PERIOD                        $   359,696    $    46,843
                                                              ===========    ===========


Supplemental Disclosures of Cash Flow Information:

    Cash Paid For:
      Interest                                                $ 1,980,489    $ 1,496,925
      Income Taxes                                            $   176,108    $         0

During the three months ended June 30, 1997 and 1996 the Company issued notes for $215,771 and $2,010,376, respectively.


    The accompanying notes are an integral part of Vthis financial statement.

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

           I.        Stock Based Compensation:

           The Company accounts for stock options as prescribed by APB opinion No. 25 and includes pro forma information in the stock options footnote, as permitted by statement of financial accounting standard No. 123.

2.         OTHER CURRENT ASSETS:

           Included in other current assets at June 30, 1997 are $8,794,618 of prepayments on merchandise.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.         PROPERTY AND EQUIPMENT:

                                     June 30,      March 31,     Estimated
                                       1997          1997        Useful Lives
                                       ----          ----        ------------

Machinery & Equipment              $1,780,984     $1,765,908        5 years

Furniture, Fixtures &
 Office Equipment                   2,333,005      2,295,084     5-10 years
Transportation Equipment               96,750         96,750      3-5 years
Leasehold Improvements              2,598,617      2,578,957    10-33 years
                                    ---------      ---------
                                    6,809,356      6,736,699
Less:  Accumulated Depreciation     3,253,061      3,093,941
                                    ---------      ---------
                                   $3,556,295     $3,642,758
                                    =========      =========

           Depreciation expense for the three months ended June 30, 1997 and 1996 amounted to $159,120 and $155,005, respectively.

4.         OTHER ASSETS:

           Included in other assets is $1,746,427 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary, and the purchase of selected assets of Russ Kalvin Inc. (see note 1-A), and $2,094,929 of interest-bearing officers' loans. The goodwill is being amortized over forty years and fifteen years, respectively. Amortization expense for the three months ended June 30, 1997 and 1996, amounted to $16,716 and $16,966, respectively.

5.         AMOUNTS DUE BANK:

           The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventories with aggregate maximum advances of $110,000,000, including a $6,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventory and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at June 30, 1997 was 7.74%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.         LONG-TERM DEBT:

           Long-term debt consists of:

                      (a) notes collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $52,282, which include interest at rates varying from 3/8% above the prime rate to 3.36% above the treasury rate.

                      (b) a loan payable to the previous stockholder of M. Sobol, Inc. (see note 1- A). Interest payable on the declining principal balance has been calculated at 5.45% per annum, through April 1, 2000.

           The aggregate long-term debt is payable as follows:

      Year Ending
       March 31,
       ---------
           1998 (nine months)                     $  353,198
           1999                                      645,134
           2000                                      677,138
           2001                                      579,336
           2002                                       97,987
                                                  ----------
                                                 $ 2,352,793

7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                    June 30,          March 31,
                                                      1997              1997
                                                   -----------       -----------
             Cost of Revenues                      $15,726,544       $12,066,836

             Selling, General & Administrative         817,294           928,967
             Interest - Bank                           548,682           550,433
             Payroll                                   366,485           452,405
                                                   -----------       -----------
                                                   $17,459,005       $13,998,641
                                                   ===========       ===========

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.         COMMITMENTS AND CONTINGENCIES:

           A.        Operating Leases:

           The Company is obligated under a real property operating lease expiring in May 2005. Additionally, commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of June 30, 1997, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

         Year Ending
          March 31,
          ---------

           1998 (nine months)                       $   641,398
           1999                                        852,797
           2000                                        858,797
           2001                                        768,749
           2002                                        625,939
           2003-2006                                 1,982,139

           Rent expense for the three months ended June 30, 1997 and 1996 amounted to $216,722 and $218,386, respectively.

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

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


           D.        Defined Contribution Plan

           Effective April 1, 1996, the Company established a non-contributory defined contribution plan (401K) for substantially all employees not covered under collective bargaining agreements.

           E.        Stock Option Plans:

           The Company has adopted Stock Option Plans which provide for the granting of stock options to certain employees and directors. An aggregate of 2,677,150 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant. As of June 30, 1997, the Company had 2,067,750 of outstanding options at prices ranging from $5.75 to $10.00. As of June 30, 1996, the Company had 1,184,500 of outstanding options as prices ranging from $5.75 the $10.00.

           The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in the three months ended June 30, 1997 and 1996 consistent with the provisions of SFAS No. 123, net income per common share would have been reduced to the following pro forma amounts:
                                                      June 30,       June 30,
                                                        1997            1996
                                                      --------       --------
         Net Income - Pro Forma                       $718,386       $662,600
         Earnings Per Common Share - Pro Forma            $.12           $.11

           The pro forma amounts are not indicative of anticipated future disclosures because SFAS 123 does not apply to options granted before fiscal 1996.

           The fair value of each option at date of grant for options granted during the three months ended June 30, 1997 and 1996 was $1.50 and $2.07, respectively, and were estimated using the Black-Scholes option pricing model. The following assumptions were applied:

           No dividend yield; expected volatility rates of 25% and 32%; Risk free interest rates approximating 5% and expected lives of 3.3 years and 4.3 years, respectively.

           F. The Company has three year employment agreements with three of its officers which expire July 31, 1998. These agreements provide for each to receive annual salaries of $300,000 and a bonus of 3% of the first $2,000,000, 2% on the next $1,000,000 and 1% on the remaining increase over the Company's prior year earnings before interest and taxes. For the

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


three months ended June 30, 1997, these three officers received a total bonus of $52,926. For the three months ended June 30, 1996, these three officers received no bonus.

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

10.        PROVISION FOR INCOME TAXES:

                                                              June 30,
                                                        1997             1996
                                                        ----             ----

Income  Before Income Taxes                          $1,637,970       $1,300,667
                                                     ==========       ==========

  Federal Income Tax                                 $  545,000       $  413,000

  State Income Taxes                                    105,000           85,000
                                                     ----------       ----------
Total Provision for Income Taxes                     $  650,000       $  498,000
                                                     ==========       ==========

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


           The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                                            June 30,
                                                       1997         1996
                                                       ----         ----

Federal Statutory Income Tax Rate                      34%          34%

Increase in Tax Rates Resulting from:

State Income Taxes, Net of Federal Tax
  Benefits                                              5.6%         4.3%
                                                     -------      -------

        Total Effective Tax Rates                      39.6%        38.3%
                                                     =======      =======


           At June 30, 1997, net operating loss carryforwards of approximately $140,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

11.        RELATED PARTY TRANSACTIONS:

           For the years ended June 30, 1997 and 1996, purchases from related parties amounted to $329,828 and $73,156 respectively, and prepaid purchases of $346,406 at June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           A. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

                      Revenues for the three months ended June 30, 1997 were $64,855,684 representing a 6% decrease over revenues of $68,958,061 for the three months ended June 30, 1996.

                      This decrease in revenues is attributable to decreased sales as described below. Contributions to revenues by product segment is as follows:

                                 Health and beauty aids increased 1.9% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales.

                                 Prestige designer fragrances grew 15% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales.

                                 Nationally-advertised   non-perishable  branded
                                 food products decreased 18.1% when compared to the same period in the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to focus its resources on those non-perishable branded food products which carry higher gross profit margins.

                                 The 9.5% decrease in sales of pharmaceutical items within the Company's wholly-owned subsidiary. M. Sobol, Inc. when compared to the same period in the prior year was a direct result of management's decision to de-emphasize sales of branded pharmaceuticals which are characterized by limited operating margins. The Company has required that all sales of its branded pharmaceutical products to its customers be combined with orders for generic pharmaceuticals and over-the-counter health and beauty aids products which historically are marked by higher gross profit margins.

                      Gross profit as a percentage of revenues increased to 15% for the three months ended June 30, 1997 when compared to 11.8% for the same period in the previous year. This increase was primarily due to higher profit margins associated with the increased sales of the Company's fragrance products at higher unit prices.

                      Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 9.4% for the three months ended June 30, 1997, from 7.8% when compared to the same period in the prior year. This increase in operating expenses is due to reduced revenues in the Company's non-perishable food and branded pharmaceutical products without a proportional food and branded pharmaceutical products without a proportional reduction of expenses relating to these areas. Additionally, the Company experienced increased expenses associated with the development of its wholly-owned subsidiary, Allou Personal Care Corporation, a manufacturer and distributor of hair and skin care products.

                      Interest expense for the three months ended June 30, 1997 increased to 3.0% from 2.1% when compared to the three months ended June 30, 1996. This increase is due to higher borrowing levels.

                      Net income for the three months ended June 30, 1997 was $987,967 representing a 23% increase over net income of $802,667 for the comparable period in 1996. This increase in net income is due primarily to the reasons discussed above.

                      LIQUIDITY AND CAPITAL RESOURCES

                      The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of June 30, 1997, the Company had $95,314,201 outstanding under its $110,000,000 bank line of credit. The loan is collaterized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2.0% above the Eurodollar rate, at the option of the Company. The effective interest rate charged to the Company at June 30, 1997 was 7.74% which was based on a combination of 2.0% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

                      The Company's accounts receivable has increased from $41,703,238 at June 30, 1996 to $45,076,832 at June 30,
                      1997, representing an increase of 8.1%. This increase in accounts receivable is due to customers who had previously paid the Company in an average of 54 days at June 30, 1996 have been paying the Company in an average of 65 days at June 30, 1997. The Company believes the slowness in collection of accounts receivable is primarily a symptom of banks tightening credit provided to independent retailers.

                      The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that its internally-generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through the fiscal year ending March 31, 1998.

                      INFLATION AND SEASONALITY

                      Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will have any significant affect on its future business. The Company's fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. The Company's other product lines are not seasonal.

PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K.

                      (a)        Exhibits:

           11.1 Computation of Primary and Fully Diluted Earnings per Common Share for the three months ended June 30, 1997 and 1996


           27.1       Financial Data Schedule

                      (b)        Reports on Form 8-K

           The Registrant did not file any reports on Form 8-K during the period ended June 30, 1997.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        /s/  Herman Jacobs
                                        -------------------------------------
                                        Herman Jacobs
                                        President and Chief Operating Officer


                                        /s/  David Shamilzadeh
                                        -------------------------------------
                                        David Shamilzadeh
                                        Chief Financial Officer

Dated:  August 14, 1997

                                  EXHIBIT INDEX

Exhibit                                                                   Page
No.                            Description                                 No.
---                            -----------                                 ---

11.1 Computation of Primary and Fully Diluted Earnings per Common Share for the three months ended June 30, 1997 and 1996

27.1       Financial Data Schedule