Form 10-Q
period 1997-09-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1997-11-14
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


                           Commission File No. 1-10340


                        ALLOU HEALTH & BEAUTY CARE, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             11-2953972
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


50 Emjay Boulevard, Brentwood, New York                             11717
----------------------------------------                         ----------
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

                             Yes [X]      No [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                           November 11, 1997
-------------------------------------                          -----------------
Class A Common Stock, $.001 par value                                  4,559,850
Class B Common Stock, $.001 par value                                  1,200,000

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet as of September 30, 1997
               (unaudited)and March 31,1997....................................5

           Consolidated Statement of Income and Retained Earnings (unaudited)
               For the Six Months Ended September 30, 1997
               and 1996........................................................6

           Consolidated Statement of Income & Retained Earnings (unaudited)
               For the Three Months Ended September 30, 1997
               and 1996........................................................7

           Consolidated Statement of Cash Flows (unaudited)
               For the Six Month Periods Ended September 30, 1997 and 1996.....8

           Notes to Consolidated Financial Statements (unaudited)..............9

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................15


PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.............19

     Item 6.  Exhibits and Reports on Form 8-K................................20

SIGNATURES....................................................................21

EXHIBIT INDEX.................................................................22

                          PART I. FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                   September 30,      March 31,
                                                                            1997           1997
                                                                   -------------      ---------
Current Assets
--------------
Cash                                                                $     62,194   $     76,531
Accounts Receivable (less allowance for
 doubtful accounts of $958,418 at September 30,
 1997 and $555,682 at March 31, 1997 (Notes 1 & 5)                    55,446,245     48,424,882
Inventories (Notes 1 & 5)                                            100,864,536     96,661,103
Other Current Assets (Note 2)                                         10,626,218      8,168,603
                                                                    ------------   ------------
               Total Current Assets                                 $166,999,193   $153,331,119

Fixed Assets, Less Accumulated Depreciation

 (Notes 1 & 3)                                                         3,626,245      3,642,758
Other Assets (Note 4)                                                  4,340,073      4,373,918
                                                                    ------------   ------------
               TOTAL ASSETS                                         $174,965,511   $161,347,795
                                                                    ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities
-------------------

Amounts Due Bank (Note 5)                                           $ 98,671,621   $ 96,740,253
Current Portion of Long-Term Debt (Note 6)                               386,281        540,500
Accounts Payable and Accrued Expenses (Note 7)                        23,562,486     13,998,641
                                                                    ------------   ------------
Total Current Liabilities                                           $122,620,388   $111,279,394
                                                                    ------------   ------------

Long Term Liabilities
---------------------
Long-Term Debt, Less Current Portion (Note 6)                          1,855,722      1,841,470
                                                                    ------------   ------------
Total Long Term Liabilities                                            1,855,722      1,841,470
                                                                                   ------------
                                                                    ------------   ------------

               TOTAL LIABILITIES                                    $124,476,110   $113,120,864
                                                                    ------------   ------------

Commitments & Contingencies (Note 8)

Stockholders' Equity (Notes 1 & 9)
--------------------
Preferred Stock, $.001 par value, 1,000,000
 shares authorized, none issued and outstanding

Class A  Common  Stock, $.001
  par  value; 10,000,000  shares  authorized  and
  4,559,850 and 4,552,225 issued and outstanding at
  September 30,1997 and March 31, 1997, respectively                $      4,560   $      4,552
Class B Common Stock, $.001 par value; 2,200,000
  authorized at September 30, 1997 and March 31, 1997
  respectively, 1,200,000 issued and outstanding
  at September 30, 1997 and March 31, 1997                                 1,200          1,200
Additional Paid-In Capital                                            23,522,250     23,476,508
Retained Earnings                                                     26,961,391     24,744,671
                                                                    ------------   ------------

               TOTAL STOCKHOLDERS' EQUITY                             50,489,401     48,226,931
                                                                    ------------   ------------

               TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $174,965,511   $161,347,795
                                                                    ============   ============

    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                      For The Six Months Ended
                                                            September 30,
                                                         1997          1996
                                                         ----          ----
Revenues                                             $148,196,799   $145,796,500
Costs of Revenues                                     129,200,439    129,293,994
                                                     ------------   ------------
          Gross Profit                                 18,996,360     16,502,506
                                                     ------------   ------------
Operating Expenses
    Warehouse & Delivery                                4,466,186      4,256,051
    Selling, General & Administrative                   6,981,725      6,150,466
                                                     ------------   ------------
          Total Expenses                               11,447,911     10,406,517
                                                     ------------   ------------
          Income From Operations                        7,548,449      6,095,989
                                                     ------------   ------------
Other Charges (Credits)
    Interest                                            3,978,595      3,091,491
    Other                                                   (9,866)      (18,013)
                                                     ------------   ------------
          Total                                         3,968,729      3,073,478
                                                     ------------   ------------
          Income Before Income Taxes                    3,579,720      3,022,511
    Provision for Income Taxes (Note 10)                1,363,000      1,143,000
                                                     ------------   ------------
               NET INCOME                               2,216,720      1,879,511
               RETAINED EARNINGS - BEGINNING           24,744,671     20,686,136
                                                     ------------   ------------
               RETAINED EARNINGS - ENDING            $ 26,961,391   $ 22,565,647
                                                     ============   ============
    Net Income Per Common Share:  (Note 1)           $ 26,961,391   $ 22,565,647
                                                     ============   ============
          Primary and Fully Diluted                  $        .37   $        .33
                                                     ============   ============


    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                      For The Three Months Ended
                                                            September 30,
                                                         1997          1996
                                                         ----          ----
Revenues                                               $83,341,115   $76,838,439
Costs of Revenues                                       74,051,030    68,466,379
                                                       -----------   -----------
          Gross Profit                                   9,290,085     8,372,060
                                                       -----------   -----------
Operating Expenses
------------------
    Warehouse & Delivery                                 3,266,954     2,261,178
    Selling, General & Administrative                    2,088,009     2,794,385
                                                       -----------   -----------
          Total Expenses                                 5,354,963     5,055,563
                                                       -----------   -----------
          Income From Operations                         3,935,122     3,316,497
                                                       -----------   -----------
Other Charges (Credits)
-------------
    Interest                                             1,999,857     1,601,682
    Other                                                  (6,485)        (7,029)
                                                       -----------   -----------
          Total                                          1,993,372     1,594,653
                                                       -----------   -----------
          Income Before Income Taxes                     1,941,750     1,721,844
    Provision for Income Taxes (Note 10)                   713,000       645,000
                                                       -----------   -----------
               NET INCOME                                1,228,750     1,076,844
               RETAINED EARNINGS - BEGINNING            25,732,641    21,488,803
                                                       -----------   -----------
               RETAINED EARNINGS - ENDING              $26,961,391   $22,565,647
                                                       ===========   ===========
    Net Income Per Common Share:  (Note 1)             $29,961,391   $22,565,647
                                                       ===========   ===========
          Primary and Fully Diluted                    $       .21   $       .19
                                                       ===========   ===========


    The accompanying notes are an integral part of this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                For The Six Months Ended
                                                                                      September 30,
                                                                                   1997           1996
                                                                                   ----           ----
Cash Flows From Operating Activities
------------------------------------
      Net Income                                                               $ 2,216,720    $  1,879,511
Adjustments to Reconcile Net Income to Net Cash Used in
    Operating Activities:
      Depreciation and Amortization                                                351,672         343,636
Decrease (Increase) In Assets:
      Accounts Receivable                                                       (7,021,363)    (20,153,038)
      Inventories                                                               (4,203,433)    (10,327,064)
      Prepaid Purchases and Other Assets                                        (2,457,202)      4,286,827
Increase (Decrease) In Liabilities:
      Accounts Payable and Accrued Expenses                                      9,563,845       7,802,004
                                                                               -----------    ------------
              Net Cash Used In Operating Activities                             (1,549,761)    (16,168,124)
                                                                               -----------    ------------
Cash Flows Used in Investing Activities
---------------------------------------
      Acquisition of Fixed Assets                                                 (301,727)       (369,770)
                                                                               -----------    ------------
Cash Flows From Financing Activities
------------------------------------
      Net Increase in Amounts Due Bank                                           1,931,368      14,711,284
      Borrowings                                                                   215,771       2,010,376
      Repayment of Debt                                                           (355,738)       (267,155)
      Proceeds from Exercise of Options                                             45,750               0
                                                                               -----------    ------------
              Net Cash Provided By Financing Activities                          1,837,151      16,454,505
                                                                               -----------    ------------
                     DECREASE IN CASH                                              (14,337)        (83,389)
                     CASH AT BEGINNING OF PERIOD                                    76,531         144,118
                                                                               -----------    ------------
                     CASH AT END OF PERIOD                                     $    62,194    $     60,729
                                                                               ===========    ============
Supplemental Disclosures of Cash Flow Information:
      Cash Paid For:
              Interest                                                         $ 3,959,378    $  3,008,007
              Income Taxes                                                     $ 1,580,108    $    894,000

During the six months ended September 30, 1997, the Company issued notes for $215,771 $2,010,376, respectively.


    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

2.         OTHER CURRENT ASSETS:

           Included in other current assets at September 30, 1997 are $8,961,520 of prepayments on merchandise.

3.         PROPERTY AND EQUIPMENT:



                                                    September 30,    March 31,    Estimated
                                                        1997           1997      Useful Lives
                                                        -----          ----      ------------
Machinery & Equipment                                $1,897,311     $1,765,908       5 years
Furniture, Fixtures & Office Equipment                2,361,967      2,295,084    5-10 years
Transportation Equipment                                 96,750         96,750     3-5 years
Leasehold Improvements                                2,682,398      2,578,957   10-33 years
                                                     ----------      ---------
                                                      7,038,426      6,736,699
Less:  Accumulated Depreciation                       3,412,181      3,093,941
                                                     ----------     ----------
                                                     $3,626,245     $3,642,758
                                                     ==========     ==========

           Depreciation expense for the six months ended September 30, 1997 and 1996 amounted to $318,240 and $309,704, respectively. Depreciation expense for the three months ended September 30, 1997 and 1996 amounted to $159,120 and $154,699, respectively.

4.         OTHER ASSETS:

           Included in other assets is $1,729,711 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary, and the purchase of selected assets of Russ Kalvin Inc. (note 1-A), and $2,118,000 of interest-bearing officers' loans. The goodwill is being amortized over forty years and fifteen years, respectively. Amortization expense for the six months ended September 30, 1997

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


and 1996, amounted to $33,432 and $33,932, respectively. Amortization expense for the three months ended September 30, 1997 and 1996 amounted to $16,716 and $16,966, respectively.

5.         AMOUNTS DUE BANK:

           The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables  and 60% of eligible  inventories  with aggregate  maximum  advances which have been increased as of October 22, 1997 from $110,000,000 to $145,000,000, including a $6,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventories and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at September 30, 1997 was 7.79%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate.

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

           The aggregate long-term debt is payable as follows:

           Year Ending
            March 31,
            ---------

               1998 (six months)                     $  242,408
               1999                                     645,134
               2000                                     677,138
               2001                                     579,336
               2002                                      97,987
                                                     ----------
                                                    $ 2,242,003

7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                    September 30,      March 31,
                                                         1997             1997
                                                         ----             ----

          Cost of Revenues                           $21,796,191     $12,066,836
          Selling, General & Administrative              826,867         928,967
          Interest - Bank                                569,650         550,433
          Payroll                                        369,775         452,405
                                                      ----------       ---------
                                                     $23,562,483     $13,998,641
                                                      ==========      ==========

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.         COMMITMENTS AND CONTINGENCIES:

           A.  Operating Leases:

           The Company is obligated under a real property operating lease expiring in May 2005. Additionally, commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of September 30, 1997, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

               Year Ending
                March 31,
                ---------
                    1998 (six months)                     $   427,598
                    1999                                      852,797
                    2000                                      858,797
                    2001                                      768,749
                    2002                                      625,939
                    2003-2006                               1,982,139

           Rent expense for the six months ended September 30, 1997 and 1996 amounted to $460,296 and $445,685, respectively. Rent expense for the three months ended September 30, 1997 and 1996 amounted to $243,574 and $302,299 respectively.

           B.  Union:

           The Company has an agreement with the National Organization of Industrial Trade Unions which terminates on December 14, 1997. The agreement covers all warehouse and receiving employees, excluding supervisory personnel.

           C.  Defined Contribution Plan

           Effective April 1, 1996, the Company established a non-contributory defined contribution plan (401K) for substantially all employees not covered under collective bargaining agreements.

           D.  Stock Option Plans:

           The Company has adopted Stock Option Plans which provide for the granting of stock options to certain employees and directors. An aggregate of 2,677,150 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant. As of September 30, 1997, the Company had 2,046,025 of outstanding options at prices ranging from $5.80 to $10.00. As of September 30, 1996, the Company had 1,184,500 of outstanding options at prices ranging from $5.75 the $10.00.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


           D.  Stock Option Plans: (Continued)

           The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in the six months ended September 30, 1997 and 1996 consistent with the provisions of SFAS No. 123, net income per common share would have been reduced to the following pro forma amounts:


                                                   September 30,   September 30,
                                                        1997            1996
                                                        ----            ----

           Net Income - Pro Forma                    $1,475,272       $1,599,376
           Earnings Per Common Share - Pro Forma           $.25             $.28

           The pro forma amounts are not indicative of anticipated future disclosures because SFAS 123 does not apply to options granted before fiscal 1996.

           The fair value of each option at date of grant for options granted during the six months ended September 30, 1997 and 1996 was $1.50 and $2.07, respectively, and were estimated using the Black-Scholes option pricing model. The following assumptions were applied:

           No dividend yield; expected volatility rates of 25% and 32%; Risk free interest rates approximating 5% and expected lives of 3.3 years and 4.3 years, respectively.

           E. The Company has three year employment agreements with three of its officers which expire July 31, 1998. These agreements provide for each to receive annual salaries of $300,000 and a bonus of 3% of the first $2,000,000, 2% on the next $1,000,000 and 1% on the remaining increase over the Company's prior year earnings before interest and taxes. For the six months ended September 30, 1997, these three officers received a total bonus of $99,238. For the six months ended September 30, 1996, these three officers received no bonus.

           Effective September 30, 1996, the Company entered into a three year employment agreement with a fourth officer, providing for an annual salary of $225,000 and a $75,000 bonus.

           F.  Letters of Credit:

           The Company has irrevocable standby letters of credits in the sum of $425,000 expiring thru February 28, 1998.

           G.  Legal Proceedings:

           The  Company  is a party to a number of legal  proceedings  as either
plaintiff  or  defendant,   all  of  which  are  considered  routine  litigation
incidental to the business of the Company.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

10.        PROVISION FOR INCOME TAXES:


                                                     September 30,
                                               1997                  1996
                                               ----                  ----
Income  Before Income Taxes                 $3,579,720            $3,022,511
                                             =========             =========
  Federal Income Tax                        $1,140,000            $  949,000
  State Income Taxes                           223,000               194,000
                                            ----------             ---------
Total Provision for Income Taxes            $1,363,000            $1,143,000
                                             =========             =========


            The following is a reconciliation of the statutory income tax rate to the total effective tax rates:


                                                            September 30,
                                                     1997                 1996
                                                     ----                 ----
Federal Statutory Income Tax Rate                    34.0%                34.0%
Increase in Tax Rates Resulting from:
 State Income Taxes, Net of Federal Tax Benefits      4.1%                 3.8%
                                                     -----                -----
        Total Effective Tax Rates                    38.1%                37.8%
                                                     =====                =====

           At September 30, 1997, net operating loss carryforwards of approximately $140,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

11.        RELATED PARTY TRANSACTIONS:

           For the six months ended September 30, 1997 and 1996, purchases from related parties amounted to $2,035,183 and $356,120 respectively, and prepaid purchases amounted to $2,800,876 and $11,066 at September 30, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and and Results of Operations.

     A.    RESULTS OF OPERATIONS

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

           Revenues   for  the  six  months  ended   September   30,  1997  were
           $148,196,799   representing   a  1.7%   increase   over  revenues  of
           $145,796,500 for the six months ended September 30, 1996.

           This increase in revenues is attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

           Contributions to this increase in revenues by product segment is as follows:

           o Health and beauty aids increased 16.4% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales and an expanded customer base.

           o Prestige designer fragrances grew 6.1% when compared to the same period in the prior year due to increases in same store sales.

           o Nationally advertised non-perishable branded food products decreased 23% when compared to the same period in the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to focus its resources on those non- perishable branded food products which carry higher gross profit margins.

           o The 11.2% decrease in sales of pharmaceutical items within the Company's wholly-owned subsidiary, M. Sobol, Inc. as compared to the same period in the prior year was a result of management's decision to de-emphasize sales of branded pharmaceuticals, which are characterized by limited operating margins. The Company has required that all sales of its branded pharmaceutical products to its customers be combined with orders for generic pharmaceuticals and over-the-counter health and beauty aids products which historically have been marked by higher gross profit margins. Gross profit as a percentage of revenues increased to 12.8% for the six months ended September 30, 1997 when compared to 11.3% for
                                       15
               the same period in the previous  year.  This  increase was due to improved profit margins associated with the sales of the Company's fragrance products.

           Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 7.7% for the six months ended September 30, 1997, from 7.1% when compared to the same period in the prior year. This increase in operating expenses is due to reduced revenues in the Company's non-perishable food and branded pharmaceutical products without a proportional reduction of expenses relating to these areas. Additionally, the Company experienced increased expenses associated with increasing the number of personnel in its wholly-owned subsidiary, Allou Personal Care Corporation, a manufacturer and distributor of hair and skin care products.

           Interest expense as a percentage of revenues for the six months ended September 30, 1997 increased to 2.7% from 2.1% when compared to the six months ended September 30, 1996. This increase is a result of increased borrowing.

           Net income for the six months ended September 30, 1997 was $2,216,720 representing an 18% increase over net income of $1,879,511 for the comparable period in 1996. The increase in net income is due primarily to improved margins.

           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

           Revenues  for  the  three  months  ended   September  30,  1997  were
           $83,341,115 representing a 9% increase over revenues of $76,838,439 for the three months ended September 30, 1996.

           This increase in revenues is attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

           Contributions to this increase in revenues by product segment is as follows:

           o Revenues from health and beauty aids increased 26% when compared to the same period in the previous year. This increase in in revenues is due to an increase in same store sales volume and an expanded customer base.

          o Revenues from prestige designer fragrances decreased 2.1% when compared to the same period in the prior year due to a decrease in same store sales.

          o Revenues from nationally advertised non-perishable branded food products grew 17% when compared to the same period in the prior year due to an increase in the volume of products sold.

          o Revenues from prescription pharmaceuticals decreased 13% when compared to the same period in the prior year due primarily to the reasons discussed above.

           Gross profit as a percentage of sales increased to 11.1% for the three months ended September 30, 1997 from 10.9% when compared to the three months ended September 30, 1996. This increase is principally attributable to higher profit margins associated with the Company's fragrance products.

           Warehouse, delivery, selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1997 decreased to 6.4% from 6.6% from the same period in the prior year.

           Interest expense as a percentage of revenues for the three months ended September 30, 1997 was $1,228,753 representing a 14% increase over net income of $1,076,844 for the comparable period in 1996. The increase in net income is due primarily to higher margins on increased sales.

     B.    LIQUIDITY AND CAPITAL RESOURCES

           The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of September 30, 1997, the Company had $98,671,621 outstanding under its $110,000,000 bank line of credit. The loan is collaterized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the company at September 30, 1997 was 7.79%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the company's financing agreement.

           On October 22, 1997, the Company's Revolving Credit Agreement was amended to increase the maximum availability from $110,000,000 to $145,000,000 and to add the First national Bank of Maryland, the Dime Savings Bank of New York FSB and Key Corporate Capital, Inc. As additional lenders.

           The Company's accounts receivable has increased from $54,116,868 at September 30, 1996 to $55,446,245 at September 30, 1997. This increase in accounts receivable is due to increased sales for the period.

           The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that its internally generated funds and bank line of credit will be sufficient to meet its currently anticipated cash and capital needs through the fiscal year ending March 31, 1999.

                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           On September 15, 1997, the Company's annual meeting of stockholders was held (the "Meeting"). At the Meeting, the stockholders approved the following matters:

           1. Election of the following individuals as directors of the Company for a term of one year, which constitutes the entire Board of Directors of the Company:

                      Victor Jacobs, Herman Jacobs, Jack Jacobs, Ramon Montes, David Shamilzadeh, Jeffrey Berg and Sol Naimark

           2.  Approval of an amendment to the Company's 1996 Stock Option Plan.

           There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld were as follows:

           Nominee                       Votes For           Votes Withheld
           ------------------           -----------         -----------------
           Victor Jacobs                 9,800,831               243,703
           Herman Jacobs                 9,800,831               243,703
           Jack Jacobs                   9,800,974               243,560
           Ramon Montes                  9,800,974               243,560
           David Shamilzadeh             9,800,974               243,560
           Jeffrey Berg                  9,780,674               263,860
           Sol Naimark                   9,795,674               248,860

           Ratification of the amendment to the Company's 1996 Stock Option Plan to permit grants to non-employee directors was approved by the stockholders at the Meeting. The votes cast on this matter was as follows:

                                                           Abstentions and
             Votes For                Against              Broker Non-Votes
           ------------              ---------            ------------------
             9,172,046                845,658                   26,830

Item 6.    Exhibits and Reports on Form 8-K.

           (a)         Exhibits:

                       27.1   Financial Data Schedule

           (b)         Reports on Form 8-K:

           The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALLOU HEALTH & BEAUTY CARE, INC.


                                      By:     /s/ David Shamilzadeh
                                         --------------------------------
                                         David Shamilzadeh
                                         Senior Vice President of Finance
                                            and Chief Financial Officer

Dated:  November 14, 1997

                                  EXHIBIT INDEX


Exhibit
Number        Description                                           Page Number
-------       -----------                                           -----------

11.1 Computation of Primary and Fully Diluted Earnings per Common Share

27.1          Financial Data Schedule

                                                                    EXHIBIT 11.1

                        ALLOU HEALTH & BEAUTY CARE, INC.
       COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE


                                       For the Six Months        For the Three Months
                                       Ended September 30,        Ended September 30,
                                        1997         1996         1997         1996
                                     ----------   ----------   ----------   ----------
Reconciliation of net income
per consolidated statement of
operations to amount used in
earnings per share calculation:

Net Income                           $2,216,720   $1,879,511   $1,228,750   $1,076,844
                                     ==========   ==========   ==========   ==========
Reconciliation of weighted
average number of shares
outstanding to amount used
in earnings per share calculation:
Weighted average number of            5,755,138    5,752,225    5,756,840    5,752,225
shares outstanding
Add: Shares issuable from               193,021        1,596      221,447        - 0 -
                                     ----------   ----------   ----------   ----------
     assumed exercise of options
     and warrants
Total Common Stock And                5,948,159    5,753,821    5,978,287    5,752,225
                                     ==========   ==========   ==========   ==========
Equivalents
Earnings per common share            $      .37   $      .33   $      .21   $      .19
                                     ==========   ==========   ==========   ==========