Form 10-Q
period 1997-12-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1998-02-17
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

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

                            Yes [X]       No [_]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                    February 5, 1997
-------------------------------------                   ----------------
Class A Common Stock, $.001 par value                       4,559,850
Class B Common Stock, $.001 par value                       1,200,000

                        ALLOU HEALTH & BEAUTY CARE, INC.
                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 1997

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheet as of December 31, 1997
               (unaudited) and March 31, 1997..................................4

              Consolidated Statement of Income and Retained Earnings
               (unaudited) For the Nine Months Ended December 31, 1997
               and 1996........................................................5

              Consolidated Statement of Income & Retained Earnings
               (unaudited) For the Three Months Ended December 31, 1997
               and 1996........................................................6

              Consolidated Statement of Cash Flows (unaudited)
               For the Nine Month Periods Ended December 31, 1997 and 1996.....7

              Notes to Consolidated Financial Statements (unaudited)...........8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................14


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................20

SIGNATURES....................................................................21

EXHIBIT INDEX.................................................................22

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                               December 31,     March 31,
                                                                   1997           1997
                                                               ------------   ------------
Current Assets
Cash...........................................................$    214,417   $     76,531
Accounts Receivable (less allowance for doubtful
      accounts of $791,809 at December 31, 1997 and $555,682
      at March 31, 1997 (Notes 1 & 5)..........................  49,134,350     48,424,882
Inventories (Notes 1 & 5)...................................... 112,106,445     96,661,103
Other Current Assets (Note 2)..................................  14,320,797      8,168,603
                                                               ------------   ------------
           Total Current Assets................................$175,776,009   $153,331,119

Fixed Assets, Less Accumulated Depreciation
  (Notes 1 & 3)................................................   3,599,354      3,642,758
Other Assets  (Note 4).........................................   4,601,809      4,373,918
                                                               ------------   ------------
           TOTAL ASSETS........................................$183,977,172   $161,347,795
                                                               ============   ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Amounts Due Bank (Note 5)......................................$114,050,879   $ 96,740,253
Current Portion of Long-Term Debt (Note 6).....................     639,613        540,500
Accounts Payable and Accrued Expenses (Note 7).................  15,988,724     13,998,641
Income Taxes Payable...........................................       5,922            -0-
                                                               ------------   ------------
      Total Current Liabilities................................$130,685,138   $111,279,394
                                                               ------------   ------------
Long Term Liabilities
Long-Term Debt, Less Current Portion (Note 6)..................   1,480,601      1,841,470
                                                               ------------   ------------
      Total Long Term Liabilities..............................   1,480,601      1,841,470
                                                               ------------   ------------
           TOTAL LIABILITIES...................................$132,165,739   $113,120,864
                                                               ------------   ------------
Commitments & Contingencies (Note 8)
Stockholders' Equity (Notes 1 & 9)
Preferred Stock, $.001 par value, 1,000,000
   shares authorized, none issued and outstanding
Class A Common Stock, $.001 par value;
   10,000,000 shares authorized and 4,559,850 and
   4,552,225 issued and outstanding at December 31,
   1997 and March 31, 1997, respectively.......................$      4,560   $      4,552
Class B Common Stock, $.001 par value; 2,200,000 authorized
  at December 31, 1997 and March 31, 1997, respectively,
   1,200,000 issued and outstanding at December 31, 1997 and
   March 31, 1997..............................................$      1,200   $      1,200
Additional Paid-In Capital.....................................  23,522,250     23,476,508
Retained Earnings..............................................  28,283,423     24,744,671
                                                               ------------   ------------
           TOTAL STOCKHOLDERS' EQUITY..........................  51,811,433     48,226,931
                                                               ------------   ------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY............$183,977,172   $161,347,795
                                                               ============   ============


                 The accompanying notes are an integral part of
                           this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                              For The Nine Months Ended
                                                                     December 31,
                                                                 1997           1996
                                                             ------------   ------------
Revenues .................................................   $224,546,239   $211,453,748
Costs of Revenues ........................................    194,896,715    186,592,527
                                                             ------------   ------------
         Gross Profit ....................................     29,649,524     24,861,221
                                                             ------------   ------------
Operating Expenses
    Warehouse & Delivery .................................      7,027,188      6,350,775
    Selling, General & Administrative ....................     10,687,764      9,166,287
                                                             ------------   ------------
         Total Expenses ..................................     17,714,952     15,517,062
                                                             ------------   ------------
         Income From Operations ..........................     11,934,572      9,344,159
                                                             ------------   ------------
Other Charges (Credits)
     Interest ............................................      6,206,561      4,827,435
    Other ................................................        (11,131)       (26,914)
                                                             ------------   ------------
         Total ...........................................      6,195,430      4,800,521
                                                             ------------   ------------
         Income Before Income Taxes ......................      5,739,142      4,543,638
    Provision for Income Taxes (Note 10) .................      2,200,390      1,729,812
                                                             ------------   ------------
                   NET INCOME ............................      3,538,752      2,813,826
                                                             ------------   ------------
                   RETAINED EARNINGS - BEGINNING OF PERIOD     24,744,671     20,686,136
                                                             ------------   ------------
                   RETAINED EARNINGS - END OF PERIOD .....   $ 28,283,423   $ 23,499,962
                                                             ============   ============
    Net Income Per Common Share:  (Notes 1 & 11)
         Basic Earnings Per Share ........................   $        .61   $        .49
                                                             ============   ============
         Diluted Earnings Per Share ......................   $        .60   $        .49
                                                             ============   ============


                 The accompanying notes are an integral part of
                           this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                     For The Three Months Ended
                                                            December 31,
                                                         1997          1996
                                                     -----------   -----------

Revenues .........................................   $76,349,440   $65,657,248
Costs of Revenues ................................    65,696,276    57,298,533
                                                     -----------   -----------
      Gross Profit ...............................    10,653,164     8,358,715
                                                     -----------   -----------
Operating Expenses
      Warehouse & Delivery .......................     2,561,002     2,094,724
      Selling, General & Administrative ..........     3,706,039     3,015,821
                                                     -----------   -----------
           Total Expenses ........................     6,267,041     5,110,545
                                                     -----------   -----------
           Income From Operations ................     4,386,123     3,248,170
                                                     -----------   -----------
Other Charges (Credits)
      Interest ...................................     2,227,966     1,735,944
      Other ......................................        (1,265)       (8,896)
                                                     -----------   -----------
           Total .................................     2,226,701     1,727,048
                                                     -----------   -----------
           Income Before Income Taxes ............     2,159,422     1,521,122
      Provision for Income Taxes .................       837,390       586,807
                                                     -----------   -----------
           NET INCOME ............................     1,322,032       934,315
           RETAINED EARNINGS - BEGINNING OF PERIOD    26,961,391    22,565,647
                                                     -----------   -----------
           RETAINED EARNINGS - END OF PERIOD .....   $28,283,423   $23,499,962
                                                     ===========   ===========
      Net Income Per Common Share:  (Notes 1&11)
          Basic Earnings per Share ...............   $       .23   $       .16
                                                     ===========   ===========
          Diluted Earnings Per Share .............   $       .22   $       .16
                                                     ===========   ===========


                 The accompanying notes are an integral part of
                           this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            For The Nine Months Ended
                                                                   December 31,
                                                              1997            1996
                                                          ------------    ------------
Cash Flows From Operating Activities
      Net Income ......................................   $  3,538,752    $  2,813,826
Adjustments to Reconcile Net Income to Net Cash Used in
    Operating Activities:
      Depreciation and Amortization ...................        527,508         455,215
Decrease (Increase) In Assets:
      Accounts Receivable .............................       (709,468)       (360,977)
      Inventories .....................................    (15,445,342)    (25,826,444)
      Prepaid Purchases and Other Assets ..............     (6,430,233)     (1,500,628)
Increase (Decrease) In Liabilities:
      Accounts Payable and Accrued Expenses ...........      1,990,083       9,043,352
      Income Taxes Payable ............................          5,992             -0-
                                                          ------------    ------------
            Net Cash Used In Operating Activities .....    (16,522,778)    (15,375,656)
                                                          ------------    ------------
Cash Flows Used in Investing Activities
      Acquisition of Fixed Assets .....................       (433,956)       (597,717)
                                                          ------------    ------------
Cash Flows From Financing Activities
      Net Increase in Amounts Due Bank ................     17,310,626      14,288,612
      Borrowings ......................................        215,771       2,010,376
      Repayment of Debt ...............................       (477,527)       (383,029)
      Proceeds from Exercise of Options ...............         45,750             -0-
                                                          ------------    ------------
            Net Cash Provided By Financing Activities .     17,094,620      15,915,959
                                                          ------------    ------------
                  INCREASE (DECREASE) IN CASH .........        137,886         (57,414)
                  CASH AT BEGINNING OF PERIOD .........         76,531         144,118
                                                          ------------    ------------
                  CASH AT END OF PERIOD ...............   $    214,417    $     86,704
                                                          ============    ============
Supplemental Disclosures of Cash Flow Information:
      Cash Paid For:
            Interest ..................................   $  6,085,565    $  4,706,028
            Income Taxes ..............................   $  2,122,890    $  1,662,293

During the nine months ended December 31, 1997 and 1996, the Company issued notes for $215,771 and $2,010,376, respectively.


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

      G.    Earnings Per Share:

      The Company has adopted Financial Accounting Board (FASB) SFAS No. 128 "Earnings Per Share." This statement replaces the requirement of presenting primary and fully diluted earnings per share with a presentation of basic EPS and diluted EPS for all periods presented in financial statements which include periods ended after December 15, 1997.

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

2.    OTHER CURRENT ASSETS:

      Included in other current assets at December 31, 1997 are $12,286,811 of prepayments on merchandise.

3.    PROPERTY AND EQUIPMENT:

                                          December 31,   March 31,    Estimated
                                              1997         1997     Useful Lives
                                           ----------   ----------  ------------
Machinery & Equipment                      $1,944,223   $1,765,908   5 years
Furniture, Fixtures & Office Equipment      2,415,784    2,295,084   5-10 years
Transportation Equipment                       96,750       96,750   3-5 years
Leasehold Improvements                      2,713,898    2,578,957   10-33 years
                                           ----------   ----------
                                            7,170,655    6,736,699
Less:  Accumulated Depreciation             3,571,301    3,093,941
                                           ----------   ----------
                                           $3,599,354   $3,642,758
                                           ==========   ==========

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      Depreciation expense for the nine months ended December 31, 1997 and 1996 amounted to $477,360 and $404,317, respectively. Depreciation expense for the three months ended December 31, 1997 and 1996 amounted to $159,120 and $94,613, respectively.

4.    OTHER ASSETS:

      Included in other assets is $1,712,995 of goodwill, net of amortization, created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary, and the purchase of selected assets of Russ Kalvin Inc. (note 1-A), and $2,118,967 of interest-bearing officers' loans. The goodwill is being amortized over forty years and fifteen years, respectively. Amortization expense for the nine months ended December 31, 1997 and 1996, amounted to $50,148 and $50,898, respectively. Amortization expense for the three months ended December 31, 1997 and 1996 amounted to $16,716 and $9,466, respectively.

5.    AMOUNTS DUE BANK:

      The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventories with aggregate maximum advances of $145,000,000, with a $6,500,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventories and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at December 31, 1997 was 8.04%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate.

6.    LONG-TERM DEBT:

      Long-term debt consists of:

      (a) notes collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $49,200, which include interest at rates varying from 3/8% above the prime rate to 3.36% above the treasury rate.

      (b)   a loan payable to the previous  stockholder  of M. Sobol,  Inc. (see
Note 1-A). Interest payable on the declining principal balance has been calculated at 5.45% per annum, through April 1, 2000.

      The aggregate long-term debt is payable as follows:

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


           Year Ending
             March 31,

               1998 (three months)                          $   120,619
               1999                                             645,134
               2000                                             677,138
               2001                                             579,336
               2002                                              97,987
                                                            -----------
                                                            $ 2,120,214
                                                            ===========

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                   December 31,       March 31,
                                                       1997              1997
                                                   -----------       -----------
Cost of Revenues                                   $13,881,267       $12,066,836
Selling, General & Administrative                    1,087,346           928,967
Interest - Bank                                        682,769           550,433
Payroll                                                337,342           452,405
                                                   -----------       -----------
                                                   $15,988,724       $13,998,641
                                                   ===========       ===========

8.    COMMITMENTS AND CONTINGENCIES:

      A.    Operating Leases:

      The Company is obligated under a real property operating lease expiring in May 2005. Additionally, commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of December 31, 1997, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

         Year Ending
          March 31,
          ---------
           1998 (three months)                            $   213,799
           1999                                               852,797
           2000                                               858,797
           2001                                               768,749
           2002                                               625,939
           2003-2006                                        1,982,139

      Rent expense for the nine months ended December 31, 1997 and 1996 amounted to $680,555 and $669,184, respectively. Rent expense for the three months ended December 31, 1997 and 1996 amounted to $220,259 and $223,499 respectively.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      B.    Union:

      The Company has an agreement with the National Organization of Industrial Trade Unions which terminates on December 14, 2000. The agreement covers all warehouse and receiving employees, excluding supervisory personnel.

      C.    Defined Contribution Plan

      Effective April 1, 1996, the Company established a non-contributory defined contribution plan (401K) for substantially all employees not covered under collective bargaining agreements.

      D.    Stock Option Plans:

      The Company has adopted Stock Option Plans which provide for the granting of stock options to certain employees and directors. An aggregate of 2,677,150 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant. As of December 31, 1997, the Company had 2,046,025 of outstanding options at prices ranging from $5.80 to $10.00. As of December 31, 1996, the Company had 1,184,500 of outstanding options at prices ranging from $5.75 the $10.00.

      The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in the nine months ended December 31, 1997 and 1996 consistent with the provisions of SFAS No. 123, net income per common share would have been reduced to the following pro forma amounts:

                                                  December 31,      December 31,
                                                      1997              1996
                                                  ------------      ------------

Net Income - Pro Forma                           $   2,389,636     $   2,813,826

Earnings Per Common Share - Pro Forma            $         .41     $         .42

      The pro forma amounts are not indicative of anticipated future disclosures because SFAS 123 does not apply to options granted before fiscal 1996.

      The fair value of each option at date of grant for options granted during the nine months ended December 31, 1997 and 1996 was $1.50 and $2.07, respectively, and were estimated using the Black-Scholes option pricing model. The following assumptions were applied:

      No dividend yield; expected volatility rates of 25% and 32%; Risk free interest rates approximating 5% and expected lives of 3.3 years and 4.3 years, respectively.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      E. The Company has three year employment agreements with three of its officers which expire July 31, 1998. These agreements provide for each to receive annual salaries of $300,000 and a bonus of 3% of the first $2,000,000, 2% on the next $1,000,000 and 1% on the remaining increase over the Company's prior year earnings before interest and taxes. For the nine months ended December 31, 1997, these three officers received a total bonus of $148,857. For the nine months ended December 31, 1996, these three officers received no bonus.

      Effective September 30, 1996, the Company entered into a three year employment agreement with a fourth officer, providing for an annual salary of $225,000 and a $75,000 bonus.

      F.    Letters of Credit:

      The Company has irrevocable standby letters of credits in the sum of $425,000 expiring thru June 30, 1998.

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

10.   PROVISION FOR INCOME TAXES:

                                                             December 31,
                                                        1997             1996
                                                     ----------       ----------

Income  Before Income Taxes                          $5,739,142       $4,543,638
                                                     ==========       ==========
  Federal Income Tax                                 $1,817,045       $1,441,291
  State Income Taxes                                    383,345          288,521
                                                     ----------       ----------
Total Provision for Income Taxes                     $2,200,390       $1,729,812
                                                     ==========       ==========

      The following is a reconciliation of the statutory income tax rate to the total effective tax rates: December 31,

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                1997         1996
                                                ----         ----

Federal Statutory Income Tax Rate               34.0%        34.0%
Increase in Tax Rates Resulting from:
 State Income Taxes, Net of Federal Tax
  Benefits                                       4.3%         4.1%
                                                ----         ----

           Total Effective Tax Rates            38.3%        38.1%
                                                ====         ====

      At December 31, 1997, net operating loss carryforwards of approximately $140,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

11.   EARNINGS PER SHARE:

      A  reconciliation   of  the  numerators  and  denominators   used  in  the
computations of basic and diluted earnings per share are as follows:

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                              1997                                     1996
                                              ----                                     ----
                             Income          Shares     Per Share      Income         Shares      Per Share
                          (Numerator)    (Denominators)  Amounts    (Numerator)    Denominators    Amounts
                          -----------    --------------  -------    -----------    ------------    -------
BASIC EPS
Net income available to
common stockholders       $3,538,752       5,755,118      $.61      $2,813,826       5,752,225      $.49
                                                          ====                                      ====


EFFECT OF DILUTIVE
SECURITIES
Stock options                                161,838                                     7,722
                          ----------      ----------                ----------      ----------

DILUTED EPS
Net income available to
common stockholders and
assumed conversions       $3,538,752       5,916,956      $.60      $2,813,826       5,759,947      $.49
                          ==========      ==========      ====      ==========      ==========      ====

                                                   For the Three Months Ended December 31,
                                              1997                                     1996
                                              ----                                     ----

BASIC EPS
Net income available to
common stockholders        $1,322,032      5,759,850      $.23      $  934,315       5,752,225      $.16
                                                          ====                                      ====


EFFECT OF DILUTIVE
SECURITIES
Stock Options                                265,729                                     9,659
                          ----------      ----------                ----------      ----------

DILUTED EPS
Net income available to
common stockholders and
assumed conversions       $1,322,032       6,025,579      $.22      $  934,315       5,761,884      $.16
                          ==========      ==========      ====      ==========      ==========      ====

Options to purchase 864,800 shares at prices ranging from $7.19 - $10.00 at December 31, 1997, and options to purchase 636,209 shares at prices ranging from $7.70 - $10.00 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

12.   RELATED PARTY TRANSACTIONS:

      For the nine months ended December 31, 1997 and 1996, purchases from related parties amounted to $3,204,541 and $385,193 respectively, and prepaid purchases amounted to $4,359,880 at December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            A. RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                  Revenues for the nine months ended December 31, 1997 were $224,546,239, representing a 6.2% increase over revenues of $211,453,748 for the nine months ended December 31, 1996.

                  Contributions to this increase in revenues by product segment were as follows:

                  o Health and beauty aids increased 15.8% when compared to the same period in the previous year. This increase in revenues was due to an increase in same store sales and an expanded customer base.

                  o Prestige designer fragrances grew 12.8% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales, which together caused an increase in the volume of products sold.

                  o Nationally advertised non-perishable branded food products decreased 16.8% when compared to the same period in the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to reduce revenues within this segment of its business over the foreseeable future while focusing its resources on those non-perishable branded food products which carry higher gross profit margins.

                  o The 6.1% decrease in sales of pharmaceutical items within the Company's wholly-owned subsidiary, M. Sobol, Inc., when compared to the same period in the prior year, was a direct result of managements decision to de-emphasize sales of branded pharmaceuticals which are characterized by limited operating margins. The Company has required that all sales of its branded pharmaceutical products to its customers be combined with orders for generic pharmaceuticals and over-the-counter health and beauty aids products, which historically are marked by higher gross profit margins.

                  Gross profit as a percentage of revenues increased to 13.2% for the nine months ended December 31, 1997 when compared to 11.8% for the same period in the previous year. This increase was primarily due to higher profit margins associated with the increased sales of the Company's fragrance products at higher unit prices.

                  Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 7.9% for the nine months ended December 31, 1997 from 7.3% when compared to the same period in the prior year. This increase in operating expenses was due to reduced revenues in the Company's non-perishable food and branded pharmaceutical products without a proportional reduction of expenses relating to these areas. Additionally, the Company experienced increased expenses attributed to the formation of its wholly-owned subsidiary, Allou Personal Care Corporation, a manufacturer and distributor of hair and skin care products.

                  Interest expense as a percentage of sales for the nine months ended December 31, 1997 increased to 2.8% from 2.3% in the nine months ended December 31, 1996. This increase was due to higher borrowing levels.

                  Net income for the nine months ended December 31, 1997 was $3,538,752 representing a 25.8% increase over the net income of $2,813,826 for the comparable period in 1996. The increase in net income was due primarily to improved margins.

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996.

                  Revenues for the three months ended December 31, 1997 were $76,349,440, representing a 16.3% increase over revenues of $65,657,248 for the three months ended December 31, 1996.

                  The increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which have together caused an increase in the volume of products sold.

                  Contributions to this increase in revenues by product segment was as follows:

                  o Health and beauty aids increased 12% when compared to the same period in the previous year. This increase in revenue was due to an increase in same store sales volume and an expanded customer base.

                  o Prestige designer fragrances grew 25% when compared to the same period in the prior year due to increases in same store sales and an expanded customer base which together has caused an increase in the volume of products sold.

                  o Nationally advertised non-perishable branded food products increased 7% when compared to the same period in the prior year due to an increase in the volume of products offered to the Company by its vendors for resale. This trend is not expected to continue.

                  o Sales of prescription pharmaceuticals increased 6% when compared to the same period in the prior year, due to an expanded customer base.

                  Gross profit as a percentage of sales increased to 14% for the three months ended December 31, 1997 from 12.7% compared to the three months ended December 31, 1996. This increase was principally attributable to higher profit margins associated with the Company's fragrance products.

                  Warehouse, delivery, selling, general and administrative expenses as a percentage of sales for the three months ended December 31, 1997 increased to 8.2% from 7.8% for the same period in the prior year. The increase is attributable to costs attributed to the Company's wholly-owned subsidiary, Allou Personal Care Corp., a manufacturer and distributor of hair and skin care products.

                  Interest expense as a percentage of sales for the three months ended December 31, 1997 increased to 2.9% from 2.6% in the comparable period of the prior year, representing higher borrowings.

                  Net income for the three months ended December 31, 1997 was $1,322,032, representing a 41.5% increase over net income of $934,315 for the comparable period in 1996. This increase in net income was due to the above factors.

            B.    LIQUIDITY AND CAPITAL RESOURCES

                  The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of December 31, 1997, the Company has $114,050,879 outstanding under its $145,000,000 bank line of credit. The loan is collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at December 31, 1997 was 8.04%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

                  The Company's accounts receivable has increased to $49,134,350 at December 31, 1997 from $34,324,807 at December 31, 1996.
                  This increase in accounts receivable was due to increased sales for the three months ended December 31, 1997 and collections of receivables turning at 57 days as compared to 49 days during the three months ended December 31, 1996.

                  The Company has minimal capital investment requirements and any significant capital expenditures are financed through long-term lease agreements that would not adversely impact cash flow. The Company believes that its internally generated funds and bank line of credit will be sufficient to meet its currently anticipated cash and capital needs through the fiscal year ended March 31, 1999.

Forward Looking Statements
--------------------------

      This report may include  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believe," "expect," "intend" "estimate" and similar expressions. Those statements may appear in this report and include statements regarding the intent of the Company or its directors or officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations and (ii) the Company's business and growth strategies. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors ("Cautionary Statements"), including but not limited to the following: (i) public trends in the fragrance, cosmetics, non-perishable packaged foods, salon-quality hair and skin care products and prescription pharmaceuticals markets, (ii) the Company's dependence on certain key personnel,
(iii) actions of the Company's competitors, (iv) the Company's reliance on bank financing and (v) general business and economic conditions. The Company does not undertake to revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

                                     PART II
                                OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits:

                  27.1  Financial Data Schedule

            (b)   Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLOU HEALTH & BEAUTY CARE, INC.


                                        By: /s/ David Shamilzadeh
                                           -------------------------
                                             David Shamilzadeh
                                             Senior Vice President of Finance
                                             and Chief Financial Officer

Dated:  February 17, 1998

                                  EXHIBIT INDEX


Exhibit
Number                          Description                          Page Number

27.1                      Financial Data Schedule