Form 10-K
period 1998-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1998-06-29
CIK 846538

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                           Commission file no. 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                              11-2953972
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

50 EMJAY BOULEVARD, BRENTWOOD, NEW YORK                               11717
---------------------------------------                            -------------
(Address of principal executive offices)                            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 273-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Title of Each Class                                         On Which Registered
-------------------                                         -------------------

Class A Common Stock, par value $.001 per share          American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

            The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 23, 1998 was $73,120,880. Such aggregate market value is computed by reference to the closing sales price of the Class A Common Stock on such date. For purposes of this calculation, the Registrant has excluded the Class B Common Stock, which is held primarily by affiliates and is not publicly-traded.

            The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,651,155 shares of Class A Common Stock and 1,200,000 shares of Class B Common Stock as of the close of business on June 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Certain portions of the Registrant's Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.



================================================================================

                                     PART I

ITEM 1.        BUSINESS

           Allou Health & Beauty Care, Inc. (the "Company" or "Allou"), was incorporated under the laws of the State of Delaware in January 1989 as the successor to Allou Distributors, Inc. As used herein, unless the context otherwise requires, the term "Company" refers to Allou Health & Beauty Care, Inc. and its wholly-owned subsidiaries Allou Distributors, Inc., M. Sobol, Inc. ("Sobol"), Allou Personal Care Corp. ("Allou Personal Care") and The Fragrance Counter, Inc. ("The Fragrance Counter").

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

           In April 1997, the Company launched an internet retail store under the Fragrance Counter(TM) name. The operations of The Fragrance Counter are conducted by the Company's subsidiary, The Fragrance Counter. The Fragrance Counter sells fragrances from designers such as Ralph Lauren, Calvin Klein, Versace, Estee Lauder, Chanel and Georgio Armani.

PRODUCTS

           The Company distributes five general categories of products: name brand health and beauty aids, fragrances and cosmetics, Allou Brands health and beauty aids, food and prescription pharmaceuticals.

           HBA Products
           ------------

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

           The sales of these products accounted for approximately 33%, 33% and 35% of the Company's revenues, respectively, during the fiscal years ended March 31, 1996, 1997 and 1998.

           The Company currently markets approximately 50 health and beauty aid products under the "Allou Brands" tradename. Sales of its own products account for only a small percentage of the Company's business, representing approximately 1%, 1% and 1/2% of revenues during the fiscal years ended March 31, 1996, 1997 and 1998, respectively.

           Fragrances and Cosmetics
           ------------------------

           Fragrances distributed by the Company include those produced by Faberge, Inc., Chanel, Inc. and Revlon, Inc. Among the cosmetic products are eyeshadows, lipsticks, mascaras and skin care products produced by Revlon, Inc., Coty (a division of Pfizer Inc.), Lancome (a division of Cosmair, Inc.) and Estee Lauder, Inc. See "Manufacturers and Suppliers." During the fiscal years ended March 31, 1996, 1997 and 1998 fragrance and cosmetic sales accounted for approximately 32%, 36% and 39% of the Company's revenues, respectively. The profit margins on such sales are typically greater than those on name brand health and beauty aids, and accordingly, the Company has sought to increase its sales and marketing efforts in this area. Management has expanded it direct sales of fragrances and cosmetics to consumers through its internet sales subsidiary, The Fragrance Counter, located at www.fragrancecounter.com and www.cosmeticcounter.com.

           Food
           ----

           The Company sells non-perishable packaged food items. These food items, which are purchased almost exclusively at discount prices from the major food companies, are sold to existing customers. This product line requires little additional operating costs to the Company since sales of food are pre-sold and drop-shipped directly to the customers from the vendors. During the fiscal years ended March 31, 1996, 1997 and 1998, food items accounted for approximately 17%, 13% and 9%, respectively, of the Company's revenues.

           Prescription Pharmaceuticals
           ----------------------------

           During fiscal 1994, the Company acquired the capital stock of Sobol, a manufacturers' distributor of branded prescription pharmaceuticals. Sobol was founded in 1928 and currently distributes pharmaceuticals to approximately 700 independent pharmacies in the Northeast. The Company purchases approximately 4,000 branded pharmaceuticals from such manufacturers as Eli Lilly and Company, Glaxo Holdings p.l.c., Burroughs Wellcome Co. and Merck Sharp and Dohme, Inc. Additionally, the Company distributes 3,000 generic prescription pharmaceutical products which are purchased from manufacturers such as Schein Pharmaceuticals, Inc., Barre National, Inc., and Sidmak Laboratories, Inc. For the fiscal years ended March 31, 1996, 1997 and 1998, pharmaceuticals accounted for approximately 18%, 17% and 15%, respectively, of the Company's revenues.

           Hair and Skin Care Products
           ---------------------------

           During fiscal 1996, the Company purchased the selected assets of Russ Kalvin's, which assets included accounts receivable, inventory, equipment and intellectual property (patents, trademarks, etc.). This acquisition has enabled the Company to manufacture and distribute salon quality hair and skin care products to convenience stores, pharmacies and national mass merchandisers. For the fiscal years ended March 31, 1996, 1997 and 1998, revenues generated from the sales of such products were not material.

MANUFACTURERS AND SUPPLIERS

           The products the Company distributes are manufactured and supplied by independent foreign and domestic companies, many of which also manufacture and supply HBA products, fragrances and cosmetics for many of the Company's competitors. The Company purchases approximately 8,000 HBA products from such manufacturers as Procter & Gamble Co., Johnson & Johnson and Gillette Co. and approximately 7,000 fragrance and cosmetic products directly from manufacturers such as Coty (a division of Pfizer Inc.) and Revlon, Inc. and from secondary sources. The Company contracts with manufacturers to produce the Allou Brands products and manufactures it proprietary line of Russ Kalvin's generic brand hair and skin care products through its wholly-owned subsidiary, Allou Personal Care.

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

MARKETING AND SALES

           The Company markets national brand and Allou Brand HBA products primarily to retail outlets including small discount chains, individual HBA suppliers and non-chain supermarkets in the New York metropolitan area, Philadelphia, Pennsylvania and Miami, Florida. In addition, the Company markets fragrances and cosmetics to these customers and nationally to independent retailers, pharmacies and chain stores, including Wal-Mart Stores, Inc. and Sears, Roebuck & Co. The Company currently has approximately 4,200 active accounts. No single customer accounted for 10% or more of the Company's sales during the last three fiscal years.

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

           The Company contracts with local carriers and independent trucking agents to make deliveries to its customers' orders. From the time it is placed, a customer's order will be delivered within 48 hours if within the metropolitan New York City area, and within five days if out-of-state.

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

MANAGEMENT INFORMATION AND CONTROL SYSTEM

           The Company uses a proprietary, computerized data base management system which collects, integrates and analyzes data concerning sales, order processing, shipping, purchases, receiving, inventories and financial reporting. At any given time, the Company is able to determine the quantity of each item in inventory by brand, style, cost, list price and other characteristics.

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

           The distribution of fragrance and high priced cosmetic items is very competitive. The Company competes to obtain its fragrances and cosmetics from manufacturers and importers who also supply competing distributors and sell directly to retailers. It competes on the basis of price and services rendered to its customers, including quick delivery and low minimum order requirements.

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

EMPLOYEES

           As of March 31, 1998, the Company employed approximately 240 persons on a full time basis, including 5 in executive positions, 22 in purchasing, 65 in marketing and sales, 40 in administration and accounting, and 108 in warehousing and receiving. Certain of the sales personnel are partially paid on a commission basis. During peak selling seasons the Company also employs part time personnel.

           The Company is a party to a collective bargaining agreement expiring December 14, 2000 with the National Organization of Industrial Trade Unions covering all warehouse and receiving employees. The Company has not experienced any work stoppages. The Company believes its relations with its employees are satisfactory.

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

            No legal proceedings were terminated during the fiscal quarter ended March 31, 1998 (other than routine litigation incidental to the business of the Company).


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

           The following table sets forth the quarterly high and low sales price of the Class A Common Stock during the Company's last two fiscal years:


                                                        HIGH            LOW

FISCAL YEAR ENDED MARCH 31, 1997:
Quarter ending June 28, 1996...........................$7.000         $6.625
Quarter ending September 30, 1996...................... 6.875          4.875
Quarter ending December 31, 1996....................... 7.312          5.750
Quarter ending March 31, 1997.......................... 6.937          6.125

FISCAL YEAR ENDED MARCH 31, 1998:
Quarter ending June 30, 1997...........................$7.125         $5.000
Quarter ending September 30, 1997...................... 8.250          6.750
Quarter ending December 31, 1997....................... 8.187          7.375
Quarter ending March 31, 1998.......................... 8.875          7.125

FISCAL YEAR ENDING MARCH 31, 1999:
Quarter ending June 30, 1998
     (through June 23, 1998)..........................$16.000         $7.937

Holders
-------

           As of June 23, 1998, there were 110 holders of record of the Company's Class A Common Stock and 4 holders of record of the Company's Class B Common Stock. Based upon conversations with brokers, Management believes that there are in excess of 1,000 beneficial owners of the Class A Common Stock.

Dividends
---------

           The Company has not paid a dividend on its shares of Class A Common Stock or Class B Common Stock and has no present expectation of doing so in the foreseeable future.

ITEM 6.              SELECTED FINANCIAL DATA


                                           ALLOU HEALTH & BEAUTY CARE, INC.
                                                 YEAR ENDED MARCH 31,
                                   1998       1997       1996       1995       1994
                                 --------   --------   --------   --------   --------
INCOME STATEMENT DATA:                 (In thousands, except for per share data)
Revenues .....................   $301,756   $285,311   $273,322   $237,542   $205,520
Costs of revenues ............    262,601    250,843    241,734    208,906    181,372
                                 --------   --------   --------   --------   --------
Gross profit .................     39,155     34,468     31,588     28,636     24,148

Warehouse and delivery expense      9,317      8,592      8,063      6,864      5,391
Selling, general and
  administrative expense .....     14,458     12,766     11,894     10,250     10,226
                                 --------   --------   --------   --------   --------
Income from operations .......     15,380     13,110     11,631     11,522      8,531
Interest and other ...........      8,470      6,567      5,513      3,956      2,609
                                 --------   --------   --------   --------   --------
Income before income taxes ...      6,910      6,543      6,118      7,566      5,922
                                 --------   --------   --------   --------   --------
Net income ...................   $  4,280   $  4,059   $  3,757   $  4,681   $  3,738
                                 ========   ========   ========   ========   ========
Net income per common share(1)
    Basic ....................   $    .74   $    .71   $    .66   $    .84   $    .94
                                 ========   ========   ========   ========   ========
    Diluted ..................   $    .72   $    .70   $    .65   $    .80   $    .78
                                 ========   ========   ========   ========   ========


                                                 AS OF MARCH 31,
                                1998       1997       1996       1995       1994
                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital ...........   $ 43,959   $ 42,052   $ 37,557   $ 36,193   $ 32,094
Total assets ..............    178,384    161,348    126,185    106,214     84,770
Total long-term liabilities      1,354      1,841        560        814        895
Total liabilities .........    125,771    113,121     82,016     66,038     50,743
Stockholders' equity ......     52,613     48,227     44,168     40,176     34,027

---------------------
(1) Net income per common share for fiscal 1997 and prior periods have been restated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share, which requires presentation of basic earnings per share and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           FISCAL 1998 COMPARED TO FISCAL 1997
           -----------------------------------

           Revenues for the fiscal year ended March 31, 1998 ("fiscal 1998") were $301,756,467 representing a 5.8% increase over revenues of $285,311,441 for the fiscal year ended March 31, 1997 ("fiscal 1997"), which resulted from increased revenues from certain segments of the Company's business as described below. The increased demand for the Company's products resulted from an expanded customer base and increases in same store sales.

           Contributions to this increase in revenues by product segment is as follows: Health and beauty aids increased 12.8% in fiscal 1998 compared to fiscal 1997 due to increases in same store sales. Prestige designer fragrances grew 14% in fiscal 1998 compared to fiscal 1997 due to an increase in same store sales and an expanded customer base, thus increasing the volume of products sold. Nationally advertised branded non-perishable food products decreased 22% in fiscal 1998, when compared to fiscal 1997. This segment of Allou's business is categorized by the Company's ability to purchase off-price, non-perishable branded foods. During fiscal 1998 demand out-paced supply resulting in an increase in the price that Allou would have to pay for merchandise which it would distribute. Management decided to limit sales in this segment of its business to a level which would result in improved profit margins. Sales of prescription pharmaceuticals remain relatively constant when compared to the prior year. In each segment of the Company's businesses, revenues are recognized at the time merchandise is shipped to the customer, either directly by the Company or, in the case of food products, drop-shipped by third parties on behalf of the Company.

           Cost of goods sold decreased as a percentage of revenues to 87.0% for fiscal 1998 from 87.9% for fiscal 1997. This decrease in the cost of goods sold resulted primarily from improved profit margins associated with the distribution of fragrance products.

           Warehouse and delivery expenses, selling and general and administrative expenses increased as a percentage of revenues to 7.9% for fiscal 1998 from 7.5% for fiscal 1997. This increase was due, in part, to increased expenses associated with the Company's wholly-owned subsidiary Allou Personal Care and advertising expenditures relating to the Company's internet sales subsidiary, The Fragrance Counter.

           Inventories increased by approximately $15,869,556 or 16.4% in fiscal
1998  from   $96,661,103  in  fiscal  1997.   This  increase  in  inventory  was
attributable to merchandise purchased in anticipation of increased sales.

           Interest expense as a percentage of revenues increased to 2.8% for fiscal 1998 from 2.3% for fiscal 1997 due to increased borrowings at a higher rate.

           Net income for fiscal 1998 was $4,280,210, which was an 5.5% increase over the net income for fiscal 1997 of $4,058,535, due primarily to the factors discussed above.

           FISCAL 1997 COMPARED TO FISCAL 1996
           -----------------------------------

           Revenues for fiscal 1997 were $285,311,441, representing a 4.4% increase over revenues of $273,322,102 for the fiscal year ended March 31, 1996 ("fiscal 1996"), which resulted from increased revenues from certain segments of the Company's business as described below. The increased demand for the Company's products resulted from an expanded customer base and increases in same store sales.

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

           Inventories increased by approximately $25.0 million or 35% in fiscal 1997 from $72.0 in fiscal 1996. This increase in inventory is attributable to merchandise purchased in anticipation of increased sales.

           Interest expense as a percentage of revenues increased to 2.3% for fiscal 1997 from 2.0% for fiscal 1996 due to increased borrowings at a higher rate.

           Net income for fiscal 1997 was $4,058,535, which is an 8.0% increase over the net income for fiscal 1996 of $3,756,686, due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of March 31, 1998, the Company had $110,596,761 outstanding under its $145,000,000 bank line of credit. The loan is collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at March 31, 1998 was 7.89%, which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

           The Company's accounts receivable decreased to $44,117,911 for fiscal 1998 from $48,424,882 for fiscal 1997 representing an decrease of 8.9% due to customers who had previously paid the Company an average of 60 days at March 31, 1997 paying the Company in an amount of 52 days at March 31, 1998.

           The Company has minimal capital investment requirements and any significant capital expenditures are financed through long-term lease agreements and would not adversely impact cash flow. The Company believes that, except for The Fragrance Counter, its internally generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through the fiscal year ending March 31, 1999. The Company is seeking means of providing financing for The Fragrance Counter that are independent of its revolving line of credit. In April, May and June 1998, Messrs. Victor Jacobs, Herman Jacobs and Jack Jacobs collectively loaned an aggregate of $3 million on an unsecured basis to The Fragrance Counter (the "Bridge Financing"). Amounts loaned under the Bridge Financing accrue interest at the rate of 8-3/4% per annum and become due and payable in October 1998.

INFLATION AND SEASONALITY

           Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will have any significant effect on its future business. The Company's fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. The Company's other product lines are not seasonal.

YEAR 2000

           The Company does not expect that the cost to modify or replace software that it uses so that such software will properly recognize dates beyond December 31, 1999 ("year 2000 compliance") will be material. The Company has initiated formal communications with its significant vendors and customers to determine the extent that year 2000 compliance issues of such parties may affect the Company. There can be no guarantee that the systems of such other companies will be timely converted, or that their conversion will be compatible with information included in the Company's systems, without a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this time is set forth in the Financial Statements, commencing on page F-1 included herein.

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            (a)   Documents filed as part of this Report.

                  1.    Financial Statements
                                                                            Page
                                                                            ----
                        Report of Independent Auditor........................F-1

                        Consolidated Balance Sheet--March 31, 1998 and 1997..F-2

                        Consolidated Statement of Operations--Years ended March
                        31, 1998, 1997 and 1996..............................F-3

                        Consolidated Statement of Shareholders' Equity--Years
                        ended March 31, 1998, 1997 and 1996..................F-4

                        Consolidated Statement of Cash Flows--Years ended March
                        31, 1998, 1997 and 1996..............................F-5

                        Notes to Consolidated Financial Statements...........F-6

                  2.    Financial Statement Schedules

                        Schedule VIII - Valuation and Qualifying Accounts and
                        Reserve..............................................S-1

            (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Registrant during the last fiscal quarter of the period covered by this Report.

            (c)   Exhibits.

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

*10.14 Agreement dated December 15, 1997 between Allou Distributors, Inc. and Local No. 1.

*10.15 Third Restated and Amended Revolving Credit and Security Agreement dated October 22, 1997 among BankBoston, N.A., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., Bank Leumi Trust Company of New York, The Dime Savings Bank of New York, FSB, The First National Bank of Maryland, Key Corporate Capital, Inc.

10.16 Master Lease Finance Agreement dated as of April 24, 1996 between BankBoston Leasing Inc. and Allou Distributors, Inc. (filed as
           Exhibit 10.14 to Registrant's 1996 10-K and incorporated herein by reference).

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

Dated:   June 29, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                TITLE                       DATE
----------                                -----                       ----

/s/  Victor Jacobs                 Chairman of the Board and       June 29, 1998
--------------------------         Chief Executive Officer
     Victor Jacobs


/s/  Herman Jacobs                 President and Director          June 29, 1998
--------------------------
     Herman Jacobs


/s/  David Shamilzadeh             Chief Financial Officer,        June 29, 1998
--------------------------         Chief Accounting
     David Shamilzadeh             Officer and Director


/s/  Jack Jacobs                   Director                        June 29, 1998
--------------------------
     Jack Jacobs


                                   Director
--------------------------
     Ramon Montes


/s/  Sol Naimark                   Director                        June 29, 1998
--------------------------
     Sol Naimark


/s/  Jeffrey Berg                  Director                        June 29, 1998
--------------------------
     Jeffrey Berg

                          INDEPENDENT AUDITORS' REPORT



Board of Directors & Stockholders:

Allou Health & Beauty Care, Inc.

Brentwood, New York

           We have audited the accompanying consolidated balance sheet of Allou Health & Beauty Care, Inc. as of March 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, such financial statements present fairly, in all material respects, the financial position of Allou Health and Beauty Care, Inc. at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


/s/ Mayer Rispler & Company, P.C.

June 18, 1998
New York, New York

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------
                                                       March 31,      March 31,
                                                         1998           1997
                                                     ------------   ------------
Current Assets
--------------
   Cash ..........................................   $     46,675   $     76,531
   Accounts Receivable (less allowance for
    doubtful accounts of $371,475 at March 31,
    1998 and $555,682 at March 31, 1997 ..........     44,117,911     48,424,882
   Inventories ...................................    112,530,659     96,661,103
   Other Current Assets ..........................     11,680,718      8,168,603
                                                     ------------   ------------
         Total Current Assets ....................   $168,375,963   $153,331,119
   Property and Equipment, Less Accumulated
    Depreciation .................................      3,613,223      3,642,758
   Other Assets ..................................      6,395,110      4,373,918
                                                     ------------   ------------
           TOTAL ASSETS ..........................   $178,384,296   $161,347,795
                                                     ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities
-------------------
   Amounts Due Bank ..............................   $110,596,761   $ 96,740,253
   Current Portion of Long-Term Debt .............        645,233        540,500
   Accounts Payable and Accrued Expenses .........     13,174,949     13,998,641
                                                     ------------   ------------
Total Current Liabilities ........................   $124,416,943   $111,279,394
                                                     ------------   ------------
Long Term Liabilities
---------------------
   Long-Term Debt, Less Current Portion ..........      1,354,462      1,841,470
                                                     ------------   ------------
         Total Long Term Liabilities .............      1,354,462      1,841,470
                                                     ------------   ------------
           TOTAL LIABILITIES .....................   $125,771,405   $113,120,864
                                                     ------------   ------------
Commitments & Contingencies

Stockholders' Equity
--------------------

Preferred Stock, $.001 par value,
   1,000,000 shares authorized, none issued and outstanding

Class A Common Stock, $.001
   par value; 10,000,000 shares authorized;
   4,569,850 and 4,552,225 shares issued
   and outstanding at March 31, 1998
   and 1997 ......................................   $      4,570   $      4,552

Class B Common Stock, $.001 par value;
   2,200,000 shares authorized;
   1,200,000 issued and outstanding at
   March 31, 1998 and 1997 .......................          1,200          1,200
Additional Paid-In Capital .......................     23,582,240     23,476,508
Retained Earnings ................................     29,024,881     24,744,671
                                                     ------------   ------------
TOTAL STOCKHOLDERS' EQUITY .......................     52,612,891     48,226,931
                                                     ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........   $178,384,296   $161,347,795
                                                     ============   ============



    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Years ended March 31,
                                            1998             1997             1996
                                            ----             ----             ----
Revenues ...........................   $ 301,756,467    $ 285,311,441    $ 273,322,102

Costs of Revenues ..................     262,600,862      250,843,851      241,734,316
                                       -------------    -------------    -------------

   Gross Profit ....................      39,155,605       34,467,590       31,587,786
                                       -------------    -------------    -------------
Operating Expenses
   Warehouse & Delivery ............       9,317,132        8,592,051        8,062,827
   Selling, General & Administrative      14,458,182       12,765,898       11,893,687
                                       -------------    -------------    -------------
         Total Operating Expenses ..      23,775,314       21,357,949       19,956,514
                                       -------------    -------------    -------------
         Income From Operations ....      15,380,291       13,109,641       11,631,272
                                       -------------    -------------    -------------

Other Charges (Credits)
   Interest Expense ................       8,482,859        6,614,797        5,524,543
   Other ...........................         (13,168)         (47,804)         (11,204)
                                       -------------    -------------    -------------
         Total .....................       8,469,691        6,566,993        5,513,339
                                       -------------    -------------    -------------
         Income Before Income Taxes        6,910,600        6,542,648        6,117,933

Provision for Income Taxes .........       2,630,390        2,484,113        2,361,247
                                       -------------    -------------    -------------

         NET INCOME ................   $   4,280,210    $   4,058,535    $   3,756,686
                                       =============    =============    =============

Net Income Per Common Share:
Basic                                  $         .74    $         .71    $         .66
                                       =============    =============    =============
Diluted                                $         .72    $         .70    $         .65
                                       =============    =============    =============



    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                            Additional
                               Common        Paid In       Retained
                                Stock        Capital       Earnings       Total
                             -----------   -----------   -----------   -----------
Balance, March 31, 1995 ..   $     5,662   $23,241,098   $16,929,450   $40,176,210

Net Proceeds from Exercise
  of Options .............            90       235,410          --         235,500

Net Income ...............          --            --       3,756,686     3,756,686
                             -----------   -----------   -----------   -----------

Balance, March 31, 1996 ..   $     5,752   $23,476,508   $20,686,136   $44,168,396

Net Income ...............          --            --       4,058,535     4,058,535
                             -----------   -----------   -----------   -----------

Balance, March 31, 1997 ..   $     5,752   $23,476,508   $24,744,671   $48,226,931

Net Proceeds From Exercise
  of Options .............            18       105,732          --         105,750

Net Income ...............          --            --       4,280,210     4,280,210
                             -----------   -----------   -----------   -----------

Balance, March 31, 1998 ..   $     5,770   $23,582,240   $29,024,881   $52,612,891
                             ===========   ===========   ===========   ===========



    The accompanying notes are an integral part of this financial statement.

                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Years Ended March 31,
                                                         1998            1997            1996
                                                         ----            ----            ----
Cash Flows From Operating Activities
------------------------------------
Net Income .......................................   $  4,280,210    $  4,058,535    $  3,756,686
Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:
Depreciation and Amortization ....................        687,604         666,508         562,529
Decrease (Increase) In Assets:
Accounts Receivable ..............................      4,306,971     (14,461,052)     (5,490,810)
Inventories ......................................    (15,869,556)    (24,970,782)    (14,419,611)
Other Assets .....................................     (5,638,365)      4,160,904       1,342,875

Increase (Decrease) In Liabilities:

Accounts Payable & Accrued Expenses ..............       (823,692)      3,573,638          98,938
Income Taxes Payable .............................           --           (30,422)       (555,887)
                                                     ------------    ------------    ------------
Net Cash Used In Operating Activities ............    (13,056,828)    (27,002,671)    (14,705,280)
                                                     ------------    ------------    ------------

Cash Flows From Investing Activities
------------------------------------
Acquisition of Fixed Assets ......................       (553,011)       (626,255)     (1,947,844)
                                                     ------------    ------------    ------------
Cash Flows From Financing Activities
------------------------------------
Net Increase in Amounts Due Bank .................     13,856,508      25,931,152      16,680,621
Borrowings .......................................        215,771       2,010,376            --
Repayment of Debt ................................       (598,046)       (380,189)       (245,116)
Net Proceeds from Exercise of Options ............        105,750            --           235,500
                                                     ------------    ------------    ------------

Net Cash Provided By Financing Activities ........     13,579,983      27,561,339      16,671,005
                                                     ------------    ------------    ------------

           NET (DECREASE) INCREASE IN CASH .......        (29,856)        (67,587)         17,881

           CASH AT BEGINNING OF YEAR .............         76,531         144,118         126,237
                                                     ------------    ------------    ------------
           CASH AT END OF YEAR ...................   $     46,675    $     76,531    $    144,118
                                                     ============    ============    ============
Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest .........................................   $  8,364,098    $  6,438,593    $  5,464,832
Income Taxes .....................................   $  2,773,345    $  2,302,293    $  3,243,631

The Company issued equipment notes for $215,771 and $2,010,376 during the years ended March 31, 1998 and 1997, respectively.



    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           A.         ORGANIZATION AND PRINCIPLES OF CONSOLIDATION:

           Allou Health & Beauty Care, Inc. (the "Company") was incorporated on January 20, 1989 under the laws of the state of Delaware, on which date it acquired all of the outstanding shares of Allou Distributors, Inc. in exchange for 1,200,000 shares of its Class B Common Stock, thus making it a wholly-owned subsidiary.

           Effective April 1, 1993, the Company acquired all of the outstanding shares of M. Sobol, Inc., a wholesaler of pharmaceutical products in a transaction accounted for under the purchase method. The purchase price was $1,472,382.

           On October 2, 1995, the Company purchased certain assets of Russ Kalvin Inc., a manufacturer of hair care products located in southern California for $2,296,735. These assets included accounts receivable, inventory, equipment and intangibles. The Company manufactures and distributes these products through wholly-owned subsidiaries.

           The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

           B.        DESCRIPTION OF OPERATIONS:

           The Company is engaged in the business of distributing brand name health and beauty aids, cosmetics, fragrances, grocery products and pharmaceuticals. The Company also distributes generic brand health and beauty aids and hair care products. The Company sells these products to retailers throughout the United States.

           C.        REVENUE RECOGNITION:

           The Company recognizes revenue at the time the products are shipped to the customer.

           D.        FAIR VALUE OF FINANCIAL INSTRUMENTS:

           The fair value of the Company's financial instruments approximates cost due to their short term nature, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

           E.        CONCENTRATION OF CREDIT RISK:

           The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

           F.        INVENTORIES:

           Inventories, which consists of finished goods, are stated at the lower of average cost or market.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


           G.        PROPERTY & EQUIPMENT:

           Property and equipment are stated at cost. Depreciation is provided for over the estimated useful lives of the assets by use of straight-line and accelerated methods.

           H.        USE OF ESTIMATES:

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

           I.        STOCK BASED COMPENSATION:

           The Company accounts for stock options as prescribed by APB Opinion No. 25 and includes pro forma information in the stock options footnote, as permitted by Statement of Financial Accounting Standards No. 123.

           J.        RECENT ACCOUNTING PRONOUNCEMENTS:

           The financial accounting standards board has issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. Both statements are effective for fiscal years beginning after December 15, 1997. The financial statements for fiscal 1998 are not affected since the Company did not generate any revenues, expenses, gains and losses that have been excluded from net income but are included in comprehensive income and the Company does not maintain separate operating segments as defined under SFAS No. 131.

2.         OTHER CURRENT ASSETS:

           Included in other current assets at March 31, 1998 and 1997 are $9,816,237 and $6,091,422, respectively, of prepayments on merchandise.

3.         PROPERTY AND EQUIPMENT:

                                   March 31,       March 31,        Estimated
                                     1998            1997          Useful Lives
                                     ----            ----          ------------
Machinery & Equipment .........   $1,904,604      $1,765,908         5 years
Furniture, Fixtures &
Office Equipment ..............    2,575,258       2,295,084         5-10 years
Transportation Equipment ......         --            96,750         3-5 years
Leasehold Improvements ........    2,714,254       2,578,957         10-33 years
                                  ----------      ----------
                                   7,194,116       6,736,699
Less:  Accumulated Depreciation    3,580,893       3,093,941
                                  ----------      ----------
                                  $3,613,223      $3,642,758
                                  ==========      ==========

           Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $582,546, $608,644 and $509,665, respectively.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.         OTHER ASSETS:

           Included in other assets are the following:

           (a) Goodwill, net of amortization of $1,696,279 in fiscal 1998 and $1,763,143 in fiscal 1997 created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary, and the purchase of selected assets of Russ Kalvin Inc. (Note 1-A). The goodwill is being amortized over forty years and fifteen years, respectively. Amortization expense for the years ended March 31, 1998, 1997 and 1996, amounted to $105,058, $57,864 and $52,884, respectively.

           (b) Officers loans of $3,557,433 in fiscal 1998 and $2,056,364 in fiscal 1997, which bear interest at 8% per annum.

5.         AMOUNTS DUE BANK:

           The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventories with aggregate maximum advances of $145,000,000, with a $15,000,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventories and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rate charged to the Company at March 31, 1998 and 1997 was 7.89% and 8.37%, respectively.

6.         LONG-TERM DEBT:

           Long-term debt consists of:

           (a) Notes collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $49,200, which include interest at rates varying from 3/8% above the prime rate to 3.36% above the treasury rate. At March 31, 1998, principal balance outstanding was $1,689,157.

           (b) A loan payable to the previous stockholder of M. Sobol, Inc. (see
Note  1-A).  Interest  payable  on the  declining  principal  balance  has  been calculated at 5.45% per annum, through April 1, 2000. At March 31, 1998 principal balance outstanding was $310,538. The aggregate long-term debt is payable as follows:


                 Year Ending
                  March 31,
                     1999         $   645,233
                     2000             677,138
                     2001             579,336
                     2002              97,988
                                  -----------
                                  $ 1,999,695
                                  ===========

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                     March 31,         March 31,
                                                       1998              1997
                                                   -----------       -----------
Accounts Payable, Purchases ................       $10,270,572       $12,066,836
Selling, General & Administrative
   Expenses Payable ........................         1,722,656           928,967
Accrued Interest Payable to Bank ...........           669,194           550,433
Accrued Payroll ............................           512,527           452,405
                                                   -----------       -----------
                                                   $13,174,949       $13,998,641
                                                   ===========       ===========

8.         COMMITMENTS AND CONTINGENCIES:

           A.        OPERATING LEASES:

           The Company is obligated under real property operating leases expiring through May 2005. Additionally, commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for space located in California. As of March 31, 1998, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

                           Year Ending
                            March 31,
                            ---------
                               1999       $  879,314
                               2000          878,684
                               2001          768,749
                               2002          625,939
                               2003          625,939
                          2004-2006        1,356,200

           Rent expense for the years ended March 31, 1998, 1997 and 1996 amounted to $895,879, $896,910 and $744,505, respectively.

           B.         UNION CONTRACT:

           The Company has an agreement with the National Organization of Industrial Trade Unions which terminates on December 14, 2000. The agreement covers all warehouse and receiving employees, excluding supervisory personnel.

           C.         DEFINED CONTRIBUTION PLAN:

           Effective April 1, 1996, the Company established a non-contributory defined contribution plan (401k) for substantially all employees not covered under collective bargaining agreements.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




           D.         EMPLOYMENT AGREEMENTS:

           The Company has three year employment agreements with three of its officers which expire July 31, 1998. These agreements provide for each to receive an annual salary of $300,000 and a bonus of 3% of the first $2,000,000, 2% of the next $1,000,000 and 1% of the remaining increase over the Company's prior year earnings before interest and taxes. For the years ended March 31, 1998 and 1997, these three officers received bonuses aggregating $206,482 and $145,221, respectively. For the year ended March 31, 1996, these three officers received no bonus.

           Effective September 30, 1996, the Company entered into a three year employment agreement with a fourth officer, providing for an annual salary of $225,000 and a $75,000 bonus.

           E.         LETTERS OF CREDIT:

           At March 31, 1998, the Company had an irrevocable standby letter of credit in the sum of $75,000 expiring June 2, 1998.

           F.         LEGAL PROCEEDINGS:

           The  Company  is a party to a number of legal  proceedings  as either
plaintiff  or  defendant,   all  of  which  are  considered  routine  litigation
incidental to the business of the Company.

9.         STOCK OPTION PLANS:

           The Company has adopted Stock Option Plans which provide for the granting of stock options to certain employees and directors. An aggregate of 2,800,000 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant.

           Option activity for the years ended March 31, 1998, 1997, and 1996 was as follows:

                                              1998              1997              1996
                                           ----------        ----------        ----------
Options outstanding at beginning of year    1,381,150         1,184,500         1,176,950
     Granted ...........................    1,136,100           375,000           136,550
     Exercised .........................      (17,625)             --             (90,500)
     Cancelled .........................     (463,600)         (178,350)          (38,500)
                                           ----------        ----------        ----------
Options outstanding at end of year .....    2,036,025         1,381,150         1,184,500
                                           ==========        ==========        ==========
Option price range at end of year.......$5.80 to $10.00   $5.80 to $10.00   $5.75 to $10.00


           The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1997 and 1996 consistent with the provisions of SFAS No. 123, net income per common share would have been reduced to the following pro forma amounts:

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                            March 31,
                                                       1998           1997
                                                    ----------     ----------
Net Income -- Pro Forma .......................     $4,060,011     $3,582,793
Earnings Per Common Share -- Pro Forma ........     $      .68     $      .62

           The pro forma amounts are not indicative of anticipated future disclosures because SFAS 123 does not apply to options granted before fiscal 1996.

           The weighted average fair value at date of grant for options granted during fiscal 1998 and 1997 was $2.43 and $1.50, respectively, and were estimated using the Black-Scholes option pricing model. The following assumptions were applied: no dividend yield; expected volatility rates of 31% and 25%; risk free interest rates approximating 6% and 5%; and expected lives of 5 years and 3.3 years, respectively.

10.        STOCKHOLDERS' EQUITY:

           On September 11, 1996, the stockholders of the Company approved an increase on the number of authorized shares of Class B Common Stock from 1,700,000 to 2,200,000 shares. The number of authorized shares of Class A Common Stock is currently 10,000,000 shares. The Company is also authorized to issue 1,000,000 shares of preferred stock. Holders of Class A Common Stock and Class B Common Stock share pro rata in all dividends declared by the Board of Directors. The holders of Class A Common Stock and Class B Common Stock are entitled to one and five votes per share, respectively, for every matter on which the stockholders of the Company are entitled to vote. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. All outstanding shares of Class A Common Stock and Class B Common Stock are freely transferable, subject to applicable law.

11.        PROVISION FOR INCOME TAXES:

                                                        March 31,
                                             1998          1997          1996
                                          ----------    ----------    ----------

Income  Before Income Taxes ..........    $6,910,600    $6,542,648    $6,117,933
                                          ==========    ==========    ==========
  Federal Income Tax .................    $2,153,045    $2,072,291    $1,959,880
  State Income Taxes .................    $  477,345       411,822       401,367
                                          ----------    ----------    ----------
Total Provision for Income Taxes .....    $2,630,390    $2,484,113    $2,361,247
                                          ==========    ==========    ==========

           The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                                            March 31,
                                                   1998       1997       1996
                                                   ----       ----       ----
Federal Statutory Income Tax Rate .............    34.0%      34.0%      34.0%
Increase in Tax Rates Resulting from:
 State Income Taxes, Net of Federal Tax
  Benefits ....................................     5.3%       5.3%       6.0%
Net Operating Loss Carryforward from
 Subsidiary ...................................    (1.2%)     (1.3%)     (1.4%)
                                                   ----       ----       ----
        Total Effective Tax Rates .............    38.1%      38.0%      38.6%
                                                   ====       ====       ====

                        ALLOU HEALTH & BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



           At March 31, 1998, net operating loss carryforwards of approximately $55,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.

12.        EARNINGS PER SHARE:

           The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares for the period. It also requires dual presentation of basic and diluted EPS for companies with "complex capital structures", as defined. EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operations periods presented herein.


                                                   Year Ended March 31,
                                            1998         1997         1996
                                            ----         ----         ----

Basic ................................    5,757,328    5,752,225    5,669,907
Assumed exercise of stock options ....      215,064       56,857       94,864
                                          ---------    ---------    ---------
Diluted ..............................    5,972,392    5,809,082    5,764,771
                                          =========    =========    =========

           Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

           Options to purchase 415,300, 548,400 and 478,250 shares for the years ended March 31, 1998, 1997 and 1996, respectively were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

13.        RELATED PARTY TRANSACTIONS:

           The Company purchases from, and on occasion, sells to various entities that are controlled by some of the Company's officers. For the years ended March 31, 1998, 1997 and 1996, purchases from related parties amounted to $4,443,634, $1,705,355 and $1,735,661, respectively.

14.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                    Diluted
                                                                    Earnings Per
                                        Gross          Net          Common
Quarters Ended           Revenues       Profit         Income       Share
--------------           --------       ------         ------       -----

June 30, 1997          $64,855,684    $ 9,706,275    $   987,970    $  .16
June 30, 1996          $68,958,061    $ 8,130,446    $   802,667    $  .14

September 30, 1997     $83,341,115    $ 9,290,085    $ 1,228,750    $  .21
September 30, 1996     $76,838,439    $ 8,372,060    $ 1,076,844    $  .19

December 31, 1997      $76,349,440    $10,653,164    $ 1,322,032    $  .22
December 31, 1996      $65,657,248    $ 8,358,715    $   934,315    $  .16

March 31, 1998         $77,210,228    $ 9,506,081    $   741,458    $  .12
March 31, 1997         $73,857,693    $ 9,606,369    $ 1,244,709    $  .21

                                                                   SCHEDULE VIII
                                                                   -------------



                        ALLOU HEALTH & BEAUTY CARE, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                  Column C     Column D
         Column A                   Column B      Additions    Deductions      Column E
         --------                   --------      ---------    ----------      --------

                                    Balance at    Charged to   Write off of    Balance
                                    Beginning     costs and    uncollectible   at end
       Description                  of period     expenses     accounts        of period
       -----------                  ---------     --------     --------        ---------
March 31, 1996
 Allowance for Doubtful Accounts    $286,165      $412,000      $324,275      $373,890

March 31, 1997
 Allowance for Doubtful Accounts    $373,890      $560,000      $378,208      $555,682

March 31, 1998
 Allowance for Doubtful Accounts    $555,682      $695,225      $879,432      $371,475


                                Index to Exhibits

Exhibit
   No.                              Description                             Page
-------                             -----------                             ----

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

Exhibit
   No.                              Description                             Page
-------                             -----------                             ----

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

*10.14     Agreement   dated   December   15,  1997   between   Allou
           Distributors, Inc. and Local No. 1.

*10.15 Third Restated and Amended Revolving Credit and Security Agreement dated October 22, 1997 among BankBoston, N.A., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., Bank Leumi Trust Company of New York, The Dime Savings Bank of New York, FSB, The First National Bank of Maryland, Key Corporate Capital, Inc.

10.16 Master Lease Finance Agreement dated as of April 24, 1996 between BankBoston Leasing Inc. and Allou Distributors, Inc. (filed as Exhibit 10-14 to Registrant's 1996 10-K and incorporated herein by reference).

21         Subsidiaries  of the  Registrant  (filed as  Exhibit 21 to
           Registrant's   1996  10-K  and   incorporated   herein  by
           reference).

*23        Consent of Mayer Rispler & Co.

*27        Financial Data Schedule

----------------
* Filed herewith