Form 10-Q
period 1998-06-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1998-08-14
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .

                         Commission file number 1-10340

                        Allou Health & Beauty Care, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    11-2953972
  ----------------------------                ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

    50 Emjay Boulevard, Brentwood, NY                      11717
----------------------------------------                  --------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code    (516)  273-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]     No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                        August 11, 1998
          -----------------                                 ---------------

Class A Common Stock, $.001 par value                           4,644,380
                                                                =========
Class B Common Stock, $.001 par value                           1,200,000
                                                                =========

                        ALLOU HEALTH & BEAUTY CARE, INC.






                                     INDEX

                                                                            Page
Part I.  Financial Information

  Item 1.  Financial Statements                                               3

           Consolidated Balance Sheet as of June 30,1998
                (unaudited) and March 31, 1998                                4

           Consolidated Statement of Income & Retained
                Earnings (unaudited) For the Three Month Periods
                Ended June 30, 1998 and 1997                                  5

           Consolidated Statement of Cash Flows (unaudited) For
                the Three Month Period Ended June 30, 1998 and 1997           6

           Notes to Consolidated Financial Statements (unaudited)             7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                   12

Exhibit Index                                                                13

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS
                                                         June 30,      March 31,
Current Assets                                             1998           1998
--------------                                             ----           ----

    Cash                                             $    219,693   $     46,675
    Accounts Receivable (less allowance for
     doubtful accounts of $831,474 at June 30,
     1998 and $371,475 at March 31, 1998)              42,153,271     44,117,911
    Inventories                                       130,661,803    112,530,659
    Other Current Assets                               16,186,887     11,680,718
                                                     ------------   ------------
        Total Current Assets                         $189,221,654   $168,375,963

    Property & Equipment, Less Accumulated
     Depreciation                                       3,752,947      3,613,223
    Other Assets                                        6,631,242      6,395,110
                                                     ------------   ------------
        TOTAL ASSETS                                 $199,605,843   $178,384,296
                                                     ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities
-------------------
    Amounts Due Bank                                 $123,542,215   $110,596,761
    Current Portion of Long-Term Debt                     491,119        645,233
    Accounts Payable and Accrued Expenses              17,392,372     13,174,949
                                                     ------------   ------------
        Total Current Liabilities                    $141,425,706   $124,416,943
                                                     ------------   ------------

Long Term Liabilities
---------------------
    Long-Term Debt, Less Current Portion                4,345,065      1,354,462
                                                     ------------   ------------
        Total Long Term Liabilities                     4,345,065      1,354,462
                                                     ------------   ------------

            TOTAL LIABILITIES                        $145,770,771   $125,771,405
                                                     ------------   ------------

Commitments & Contingencies

Stockholders' Equity
--------------------
Preferred  Stock,  $.001 par value,
 1,000,000 shares  authorized,  none
 issued and outstanding

Class A  Common  Stock, $.001 par
 value; 10,000,000 shares authorized;
 4,644,380 and 4,569,850 shares issued
 and outstanding at June 30, 1998 and
 March 31, 1998                                      $      4,644   $      4,570
Class B Common Stock, $.001 par value;
 2,200,000 shares authorized
 1,200,000 shares issued and outstanding
 at June 30,1998 and March 31, 1998                         1,200          1,200
Additional Paid-In Capital                             24,107,195     23,582,240
Retained Earnings                                      29,722,033     29,024,881
                                                     ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                    53,835,072     52,612,891
                                                     ------------   ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $199,605,843   $178,384,296
                                                     ============   ============

    The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                   For The Three Months Ended
                                                            June 30,
                                                     1998              1997
                                                     ----              ----

Revenues                                         $ 68,634,713      $ 64,855,684

Costs of Revenues                                  58,290,916        55,149,409
                                                 ------------      ------------
    Gross Profit                                   10,343,797         9,706,275
                                                 ------------      ------------
Operating Expenses
------------------
   Warehouse & Delivery                             2,247,097         2,378,177
   Selling, General & Administrative                4,555,489         3,714,771
                                                 ------------      ------------
        Total Expenses                              6,802,586         6,092,948
                                                 ------------      ------------

        Income From Operations                      3,541,211         3,613,327
                                                 ------------      ------------
Other Charges (Credits)
-----------------------
   Interest                                         2,405,070         1,978,738
   Other                                               (5,311)           (3,381)
                                                 ------------      ------------
        Total                                       2,399,759         1,975,357
                                                 ------------      ------------

        Income Before Income Taxes                  1,141,452         1,637,970
Provision for Income Taxes                            444,300           650,000
                                                 ------------      ------------
         NET INCOME                                   697,152           987,970


         RETAINED EARNINGS - BEGINNING             29,024,881        24,744,671
                                                 ------------      ------------
         RETAINED EARNINGS - ENDING              $ 29,722,033      $ 25,732,641
                                                 ============      ============

Net Income Per Common Share:
  Basic                                          $        .12      $        .17
                                                 ============      ============
  Diluted                                        $        .11      $        .17
                                                 ============      ============

The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                 For The Three Months Ended
                                                                        June 30,
                                                                   1998            1997
                                                                   ----            ----
Cash Flows From Operating Activities
------------------------------------
    Net Income                                                $    697,152    $    987,970
Adjustments to Reconcile Net Income
 to Net Cash Provided By (Used in)
 Operating Activities:
    Depreciation and Amortization                                  192,858         175,836

Decrease (Increase) In Assets:
    Accounts Receivable                                          1,964,640       3,348,050
    Inventory                                                  (18,131,144)     (4,899,861)
    Prepaid Purchases and Other Assets                          (4,781,934)     (1,663,622)
    Increase (Decrease) In Liabilities:
    Accounts Payable and Accrued Expenses                        4,217,423       3,460,364
    Income Taxes Payable                                               -0-         402,314
                                                              ------------    ------------

        Net Cash Provided By (Used In) Operating Activities    (15,841,005)      1,811,051
                                                              ------------    ------------

Cash Flows Used in Investing Activities
---------------------------------------
    Acquisition of Fixed Assets                                   (292,949)        (72,657)
                                                              ------------    ------------

Cash Flows From Financing Activities
------------------------------------
    Net Increase (Decrease) in Amounts Due Bank 12,945,454      (1,426,052)
    Borrowings                                                   3,108,704         215,771
    Repayment of Debt (272,215)                                   (244,948)
    Net Proceeds From Exercise of Options                          525,029             -0-
                                                              ------------    ------------
    Net Cash Provided By (Used In) Financing Activities         16,306,972      (1,455,229)
                                                              ------------    ------------

         INCREASE IN CASH                                          173,018         283,165
         CASH AT BEGINNING OF PERIOD                                46,675          76,531
         CASH AT END OF PERIOD                                $    219,693    $    359,696
                                                              ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash Paid For:
    Interest                                                  $  2,402,314
    Income Taxes                                              $    239,604

During the three months ended June 30, 1998 and 1997 the Company issued notes for $3,108,704 and $215,771, respectively.


The accompanying notes are an integral part of this financial statement.

                        ALLOU HEALTH & BEAUTY CARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements of Allou Health & Beauty Care Inc. (the Company) have been prepared in conformity with generally accepted accounting principles consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 1998. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year March 31, 1998.

2. On June 23, 1998 the Company purchased certain assets of Direct Fragrance, Inc., a telemarketer of fragrances located in Florida for $2,761,671. The assets include inventories, fixed assets and intangibles.

3. During the current period, certain officers of the Company loaned the Fragrance Counter Inc., a wholly owned subsidiary of the Company, $3,000,000 at an interest rate of 8.75% per annum. The loan is subordinated to the Company's senior debt, and may be repaid only upon an infusion of new equity into the Fragrance Counter Inc.

4. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                                               June 30,
                                                         1998            1997
                                                         ----            ----
             Basic                                     5,822,848       5,752,225
             Assumed exercise of stock options           757,148          52,737
                                                       ---------       ---------
             Diluted                                   6,579,996       5,804,962
                                                       =========       =========

      Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
         1997.

         Revenues for the three months ended June 30, 1998 were $68,634,713, representing a 5.5% increase over revenues of $64,855,684 for the three months ended June 30, 1997.

         This  increase  in  revenue  was   attributable  to  increased   sales.
         Contributions to revenues by product segment were as follows:

         Sales of health and beauty aids increased 6.5% when compared to the same period in the previous year. This increase in revenue was due to an increase in same store sales.

         Sales of prestige designer fragrances grew 4.3% when compared to the same period in the prior year due to an increase in same store sales.

         Sales of nationally advertised non-perishable branded food products were flat when compared to the same period in the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to focus its resources on those non-perishable branded food products, which carry higher gross profit margins.

         Sales of pharmaceutical items increased 7% within the Company's wholly-owned subsidiary, M. Sobol, Incorporated when compared to the same period in the prior year, this increase was a direct result of new products introduced by the pharmaceutical manufacturers, which has resulted in an increase in the volume of products sold.

         Gross profit as a percentage of revenues increased to 15.1% for the three months ended June 30, 1998 when compared to 15% for the same period in the previous year. This increase was primarily due to higher profit margins associated with the increased sales of the Company's fragrance products at higher unit prices.

         Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 9.9% for the three months ended June 30, 1998 from 9.4% when compared to the same period in the prior year. This increase in operating expenses was due to expenses associated with its wholly owned subsidiary, Allou Personal Care Corporation, a manufacturer of hair and skin care products and advertising expenses associated with the company's E-commerce subsidiary, The Fragrance Counter, Inc. ("The Fragrance Counter").

         Inventories increased by approximately $29.1 million or 29% in fiscal 1997 when compared to the same period in fiscal 1996. This increase in inventory was attributable to merchandise purchased in anticipation of increased sales.

         Interest expense for the three months ended June 30, 1998 increased to 3.5% of sales from 3.0% sales when compared to the three months ended June 30, 1997. This increase was due to higher borrowing levels.

         Net income for the three months ended June 30, 1998 was $697,148, representing a 42% decrease over net income of $987,967 for the comparable period in 1997. This decrease in net income was due primarily to the reasons discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of June 30, 1998, the Company had $123,542,215 outstanding under its $145,000,000 bank line of credit. The loan is collaterized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2.0% above the Eurodollar rate, at the option of the Company. The effective interest rate charged to the Company at June 30, 1998 was 7.87% which, was based on a combination of 2.0% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

         The Company's accounts receivable decreased to $42,153,271 at June 30, 1998 from $45,076,832 at June 30, 1997 representing a decrease of 6.5%. This decrease in accounts receivable was due to customers which had previously paid the Company in an average of 65 days at June 30, 1997 have been paying the Company in an average of 54 days at June 30, 1998.

         The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that, except for The Fragrance Counter, its internally generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through the fiscal year ending March 31, 1999. The Company is seeking means of providing financing for The Fragrance Counter that are independent of its revolving line of credit. During the quarter ended June 30, 1998, Messrs. Victor Jacobs, Herman Jacobs, and Jack Jacobs collectively loaned an aggregate of $3 million on an unsecured basis to The Fragrance Counter (the "Bridge Financing"). Amounts loaned under the Bridge Financing accrue interest at the rate of 8-3/4% per annum and become due and payable in October 1998. During June 1998 the Company acquired selected assets of Direct Fragrances, Inc. a telemarketing sales company of fragrance products to an account base consisting of over 5,000 independent retailers nationally.

         INFLATION AND SEASONALITY

         Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will have any significant affect on its future business. The Company's fragrance business is seasonal, with greater sales during the Christmas season then in other seasons. The Company's other product lines are not seasonal.

         YEAR 2000

         The Company does not expect that the cost to modify or replace software that it uses, so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance") will be material. The Company has initiated formal communications with its significant vendors and customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company. There can be no guarantee that the systems of such other companies will be timely converted, or that their conversion will be compatible with information included in the Company's systems, without a material adverse effect on the Company's business, financial condition, or results of operations.

PART II.    OTHER INFORMATION

              Item 6.   Exhibits and Reports on Form 8-K.

                        (a)   Exhibits:

                               27.1    Financial Data Schedule

                        (b)   Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the period ended June 30, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         /s/  Herman Jacobs
                                         ---------------------------------------
                                         Herman Jacobs
                                         President and Chief Operating Officer


Dated:  August 14, 1998

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                     Description
----------                      -----------

27                              Financial Data Schedule