Form 10-Q
period 1998-09-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1998-11-16
CIK 846538

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM       ------------ TO  -----------------


                           Commission file no. 1-10340


                        ALLOU HEALTH & BEAUTY CARE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


  Delaware                                                          11-2953972
--------------------------------------------------------------------------------
(State or Other Jurisdiction of
 Incorporation or Organization)                (IRS Employer Identification No.)


                  50 Emjay Boulevard, Brentwood, New York 11717
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number Including Area Code: (516) 273-4000

--------------------------------------------------------------------------------
Former  Name,  Former  Address and Former  Fiscal  Year,  if Changed  Since Last
Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares of each of the issuer's classes of common stock outstanding as of the latest practicable date:


                 Class                                     November 10, 1998
-------------------------------------------------        -----------------------
Class A Common Stock, par value $.001 per share.........          4,644,380
Class B Common Stock, par value $.001 per share.........          1,200,000


--------------------------------------------------------------------------------

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.           FINANCIAL INFORMATION                                                                      Page
                                                                                                             ----
Item 1.           Financial Statements

                  Consolidated Balance Sheet as of September 30, 1998 (unaudited)
                  and March 31, 1998..............................................................................3

                  Consolidated Statement of Income & Retained Earnings (unaudited) for the Six Month
                  Periods Ended September 30, 1998 and 1997.......................................................4

                  Consolidated Statement of Income & Retained Earnings (unaudited) for the Three Month
                  Periods Ended September 30, 1998 and 1997.......................................................5

                  Consolidated Statement of Cash Flows for the Six Month Periods
                  Ended September 30, 1998 and 1997...............................................................6

                  Notes to Consolidated Financial Statements (unaudited) ...............................7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................8

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders............................................12

Item 6.           Exhibits and Reports on Form 8-K...............................................................12

SIGNATURES.......................................................................................................13

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                         September 30,                 March 31,
                                                                             1998                        1998
                                                                    ----------------------      ----------------------
                              ASSETS
Current Assets
--------------
    Cash..........................................................                $229,670                     $46,675
    Accounts Receivable (less allowance for doubtful
        accounts of $1,041,474 at September 30, 1998 and
        $371,475 at March 31, 1998)...............................              64,844,116                  44,117,911
    Inventories...................................................             132,495,941                 112,530,659
    Other Current Assets..........................................              12,996,848                  11,680,718
                                                                    ----------------------      ----------------------
        Total Current Assets......................................            $210,735,039                $168,375,963
    Property & Equipment, Less Accumulated Depreciation...........               3,863,350                   3,613,223
    Other Assets..................................................               5,305,114                   6,395,110
                                                                    ----------------------      ----------------------
           TOTAL ASSETS...........................................            $219,735,039                $178,384,296
                                                                    ======================      ======================

                LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
    Amounts Due Bank..............................................            $142,655,100                $110,596,761
    Current Portion of Long Term Debt.............................                 650,433                     645,233
    Accounts Payable and Accrued Expenses.........................              18,308,453                  13,174,949
                                                                    ----------------------      ----------------------
        Total Current Liabilities.................................            $161,613,986                $124,416,943
                                                                    ----------------------      ----------------------

Long Term Liabilities
---------------------
    Long Term Debt, Less Current Portion..........................              $4,049,237                  $1,354,462
                                                                    ----------------------      ----------------------
        Total Long Term Liabilities...............................               4,049,237                   1,354,462
                                                                    ----------------------      ----------------------
           TOTAL LIABILITIES......................................            $165,663,223                $125,771,405
                                                                    ----------------------      ----------------------

Commitments & Contingencies

Stockholders' Equity
--------------------
    Preferred Stock, $.001 par value,  1,000,000 shares authorized,  none issued and outstanding.
    Class A Common Stock, $.001 par value; 10,000,000
        shares authorized; 4,644,380 and 4,569,850 shares
        issued and outstanding at September 30, 1998 and
        March 31, 1998............................................                  $4,644                      $4,570
    Class B Common Stock, $.001 par value; 2,200,000
        shares authorized; 1,200,000 shares issued and
        outstanding at September 30,1998 and March 31,
        1998......................................................                   1,200                       1,200
    Additional Paid-In Capital....................................              24,107,195                  23,582,240
    Retained Earnings.............................................              29,958,777                  29,024,881
                                                                    ----------------------      ----------------------
           TOTAL STOCKHOLDERS' EQUITY.............................              54,071,816                  52,612,891
                                                                    ----------------------      ----------------------
           TOTAL LIABILITIES & STOCKHOLDERS'                                  $219,735,039                $178,384,296
               EQUITY.............................................
                                                                    ======================      ======================

     The accompanying notes are an integral part of this financial statement

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                                 For the Six Months Ended
                                                                                      September 30,
                                                                             1998                        1997
                                                                    ----------------------      ----------------------

Revenues..........................................................            $158,301,989                $148,196,799

Costs of Revenues.................................................             136,591,341                 129,200,439
                                                                    ----------------------      ----------------------

        Gross Profit..............................................              21,710,648                  18,996,360
                                                                    ----------------------      ----------------------

Operating Expenses
------------------
    Warehouse & Delivery..........................................               4,919,453                   4,466,186
    Selling, General & Administrative.............................              10,242,562                   6,981,725
                                                                    ----------------------      ----------------------

        Total Expenses............................................              15,162,015                  11,447,911
                                                                    ----------------------      ----------------------

        Income From Operations....................................               6,548,633                   7,548,449
                                                                    ----------------------      ----------------------

Other Charges (Credits)
-----------------------
    Interest......................................................               5,012,737                   3,978,595
    Other.........................................................                       0                      (9,866)
                                                                    ----------------------      ----------------------

        Total.....................................................               5,012,737                   3,968,729
                                                                    ----------------------      ----------------------

        Income Before Income Taxes................................               1,535,896                   3,579,720

    Provision for Income Taxes....................................                 602,000                   1,363,000
                                                                    ----------------------      ----------------------

           NET INCOME.............................................                 933,896                   2,216,720


           RETAINED EARNINGS - BEGINNING..........................              29,024,881                  24,744,671
                                                                    ----------------------      ----------------------

           RETAINED EARNINGS - ENDING.............................             $29,958,777                 $26,961,391
                                                                    ======================      ======================



Net Income Per Common Share:

Basic.............................................................                   $.16                        $.37
                                                                    ======================      ======================

Diluted...........................................................                   $.15                        $.37
                                                                    ======================      ======================



     The accompanying notes are an integral part of this financial statement

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                                For the Three Months Ended
                                                                                      September 30,
                                                                             1998                        1997
                                                                    ----------------------      ----------------------

Revenues..........................................................             $89,667,276                 $83,341,115

Costs of Revenues.................................................              78,300,425                  74,051,030
                                                                    ----------------------      ----------------------

        Gross Profit..............................................              11,366,851                   9,290,085
                                                                    ----------------------      ----------------------

Operating Expenses
------------------
    Warehouse & Delivery..........................................               2,672,356                   3,266,954
    Selling, General & Administrative.............................               5,687,073                   2,088,009
                                                                    ----------------------      ----------------------

        Total Expenses............................................               8,359,429                   5,354,963
                                                                    ----------------------      ----------------------

        Income From Operations....................................               3,007,422                   3,935,122
                                                                    ----------------------      ----------------------

Other Charges (Credits)
----------------------
    Interest......................................................               2,607,667                   1,999,857
    Other.........................................................                   5,311                      (6,485)
                                                                    ----------------------      ----------------------

        Total.....................................................               2,612,978                   1,993,372
                                                                    ----------------------      ----------------------

        Income Before Income Taxes................................                 394,444                   1,941,750

    Provision for Income Taxes....................................                 157,700                     713,000
                                                                    ----------------------      ----------------------

           NET INCOME.............................................                 236,744                   1,228,750


           RETAINED EARNINGS - BEGINNING..........................              29,722,033                  25,732,641
                                                                    ----------------------      ----------------------

           RETAINED EARNINGS - ENDING.............................             $29,958,777                 $26,961,391
                                                                    ======================      ======================



Net Income Per Common Share:

Basic.............................................................                    $.04                        $.21
                                                                    ======================      ======================

Diluted...........................................................                    $.04                        $.21
                                                                    ======================      ======================



The accompanying notes are an integral part of this financial statement

                        ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                 For the Six Months Ended
                                                                                      September 30,
                                                                             1998                        1997
                                                                    ----------------------      ----------------------

Cash Flows From Operating Activities
------------------------------------
   Net Income....................................................                $933,896                  $2,216,720

Adjustments to Reconcile Net income to Net Cash Used in
Operating Activities:
    Depreciation and Amortization.................................                 385,716                     351,672

Decrease (Increase) in Assets:
    Accounts Receivable...........................................             (20,726,205)                 (7,021,363)
    Inventories...................................................             (19,965,282)                 (4,203,433)
    Prepaid Purchases and Other Assets............................                (305,400)                 (2,457,202)

Increase (Decrease) in Liabilities:
    Accounts Payable and Accrued Expenses.........................               5,133,504                   9,563,845
                                                                    ----------------------      ----------------------

        Net Cash Used in Operating Activities.....................             (34,543,771)                 (1,549,761)
                                                                    ----------------------      ----------------------

Cash Flows Used in Investing Activities
---------------------------------------
    Acquisition of Fixed Assets...................................                (556,577)                   (301,727)
                                                                    ----------------------      ----------------------

Cash Flows From Financing Activities
------------------------------------
    Net Increase in Amounts Due Bank..............................              32,058,339                   1,931,368
    Borrowings....................................................               3,108,704                     215,771
    Repayment of Debt.............................................                (408,729)                   (355,738)
    Proceeds from Exercise of Options.............................                 525,029                      45,750
                                                                    ----------------------      ----------------------

        Net Cash Provided by Financing Activities.................              35,283,343                   1,837,151
                                                                    ----------------------      ----------------------

           INCREASE (DECREASE) IN CASH............................                 182,995                     (14,337)

           CASH AT BEGINNING OF PERIOD............................                  46,675                      76,531
                                                                    ----------------------      ----------------------

           CASH AT END OF PERIOD..................................                $229,670                     $62,194
                                                                    ======================      ======================


Supplemental Disclosures of Cash Flow Information:
    Cash Paid For:
        Interest..................................................              $4,840,400                  $3,959,378
        Income Taxes..............................................              $1,474,304                  $1,580,108

During the six months ended September 30, 1998 and 1997, the Company issued notes for $3,108,704 and $215,771, respectively.


     The accompanying notes are an integral part of this financial statement

                        ALLOU HEALTH & BEAUTY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements of Allou Health & Beauty Care, Inc. (the "Company") have been prepared in conformity with generally accepted accounting principles consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 1998. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

2. On June 23, 1998 the Company purchased certain assets of Direct Fragrances, Inc. ("Direct Fragnances"), a telemarketer of fragrances located in Florida for $2,761,671. The assets include inventories, fixed assets and intangibles.

3. During the current period, certain officers of the Company loaned The Fragrance Counter, Inc., a wholly owned subsidiary of the Company ("The Fragrance Counter"), $3,000,000 at an interest rate of 8.75% per annum. The loan is subordinated to the Company's senior debt, and may be repaid only upon an infusion of new equity into The Fragrance Counter.

4. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.


                                                  Six Months Ended
                                                    September 30,
                                             1998                  1997
                                      -------------------   -------------------
Basic.................................          5,834,482             5,755,138
Assumed exercise of stock options.....            476,692               121,992
Diluted...............................          6,311,174             5,877,130
                                      ===================   ===================
                                                 Three Months Ended
                                                    September 30,

                                             1998                  1997
                                      -------------------   -------------------
Basic.................................          5,918,910             5,756,840
Assumed exercise of stock options.....            145,043               221,447
Diluted...............................          6,093,953             5,978,287
                                      ===================   ===================

         Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A.       RESULTS OF OPERATIONS

                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                  Revenues for the six months ended September 30, 1998 were $158,301,989, representing a 6.8% increase over revenues of $148,196,799 for the six months ended September 30, 1997.

                  This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which have together caused an increase in the volume of products sold.

                  Contributions to this increase in revenues by product segment was as follows:

                  Sales of health and beauty aids increased 6.4% when compared to sales in the same period of the previous year. This increase in revenue was due to an increase in same store sales and an expanded customer base.

                  Sales of prestige designer fragrances grew 22.0% when compared to sales in the same period of the prior year due to increases in same store sales and an expanded customer base.

                  Sales of nationally advertised non-perishable branded food products decreased 46% when compared to sales in the same period of the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to focus its resources on those non-perishable branded food products which carry higher gross profit margins.

                  Sales of pharmaceutical decreased 11.0% when compared to sales in the same period of the prior year, as a direct result of management's decision to de-emphasize sales of branded pharmaceuticals, which are characterized by limited operating margins. The Company has required that all sales of its branded pharmaceutical products to its customers be combined with orders for generic pharmaceuticals and over-the-counter health and beauty aids products, which historically are marked by higher gross profit margins.

                  Gross profit as a percentage of revenues increased to 13.7% for the six months ended September 30, 1998 when compared to 12.8% for the same period of the previous year. This increase was due to improved profit margins associated with the sales of the Company's fragrance products.

                  Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 9.6% for the six months ended June 30, 1998, from 7.7% when compared to the same period of the prior year. This increase in operating expenses is due to expenses associated with its wholly owned subsidiary, Allou Personal Care Corporation, a manufacturer of hair and skin care products, and advertising expenses associated with the Company's wholly-owned E-commerce subsidiary, The Fragrance Counter.

                  Inventories increased by approximately $20.0 million or 18% at September 30, 1998 when compared to the fiscal year ended March 31, 1998. This increase in inventory was attributable to merchandise purchased in anticipation of increased sales.

                  Interest expense for the six months ended September 30, 1998 increased to 3.2% from 2.7% when compared to the six months ended September 30, 1997. This increase was a result of increased borrowing the Company made under its line of credit after its acquisition of Direct Fragrances.

                  Net income for the six months ended September 30, 1998 was $933,896, representing a 58.0% decrease over net income of $2,326,720 for the comparable period in 1997. The decrease in net income was due primarily to the reasons discussed above.

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                  Revenues for the three months ended September 30, 1998 were $89,667,276, representing a 7.6% increase over revenues of $83,341,115 for the three months ended September 30, 1997.

                  This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

                  Contributions to this increase in revenues by product segment was as follows:

                  Sales of health and beauty aides increased 6.3% when compared to sales in the same period of the previous year. This increase in revenue was due to an increase in same store sales volume and an expanded customer base.

                  Sales of prestige designer fragrances increased 40.0% when compared to sales in the same period of the prior year due to an expanded customer base and an increase in same store sales.

                  Sales of nationally advertised non-perishable branded food products decreased 59.0% when compared to sales in the same period of the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to focus its resources on those non-perishable branded food products which carry higher gross profit margins.

                  Sales of prescription pharmaceuticals decreased 5.3% when compared to the same period of the prior year, as a direct result of management's decision to de-emphasize sales of branded pharmaceuticals, which are characterized by limited operating margins. The Company has required that all sales of its branded pharmaceutical products to its customers be combined with orders for generic pharmaceuticals and over-the-counter health and beauty aids products, which historically are marked by higher gross profit margins.

                  Gross profit as a percentage of sales increased to 12.7% for the three months ended September 30, 1998 from 11.1% when compared to the three months ended September 30, 1997. This increase was principally attributable to higher profit margins associated with the Company's fragrance products.

                  Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 9.3% for the three months ended September 30, 1998 from 6.4% when compared to the same period of the prior year. This increase in operating expenses was due primarily to advertising expenses associated with its wholly owned E-commerce subsidiary, The Fragrance Counter.

                  Interest expenses for the three months ended September 30, 1998 increased to 2.9% from 2.4% when compared to the same period of the prior year. This increase was a result of increased borrowing the Company made under its line of credit after its acquisition of Direct Fragrances.

                  Net income for the three months ended September 30, 1998 was $236,744, representing a 81% decrease over net income of $1,228,750 for the comparable period in 1997. The decrease in net income was due primarily to the reasons discussed above.

         B.       LIQUIDITY AND CAPITAL RESOURCES.

                  The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of September 30, 1998, the Company had $142,655,100 outstanding under its $145,000,000 bank line of credit. The loan is collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate of 2.0% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at September 30, 1998 was 7.84%, which was based on a combination of 2.0% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

                  The Company's accounts receivable increased to $64,844,116 at September 30, 1998 from $55,446,245 at September 30, 1997, representing an increase of 17%. This increase in accounts receivable was due to customers which had previously paid the Company in an average of 61 days at September 30, 1997 have been paying the Company in an average of 64 days at September 30, 1998, and due to increased sales.

                  The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that, except for The Fragrance Counter, its internally generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through the fiscal year ending March 31, 1999. The Company is seeking means of providing financing for The Fragrance Counter that are independent of its revolving line of credit. During the quarter ended June 30, 1998, Messrs. Victor Jacobs, Herman Jacobs and Jack Jacobs collectively loaned an aggregate of

                  $3 million on an unsecured basis to The Fragrance Counter (the "Bridge Financing"). Amounts loaned under the Bridge Financing accrue interest at the rate of 8-3/4% per annum and become due and payable in October 1998. During June 1998 the Company acquired selected assets of Direct Fragrances, a telemarketing sales company of fragrance products to an account base consisting of over 5,000 independent retailers nationally.

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

                  YEAR 2000

                  The Company does not expect that the cost to modify or replace software that it uses, so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"), will be material. If the Company is not successful in implementing the necessary Year 2000 changes, it expects to then develop contingency plans to address any matters not corrected in a timely manner. The Company has initiated formal communications with its significant vendors and customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company. There can be no guarantee that the systems of such other companies will be timely converted, or that their conversion will be compatible with information included in the Company's systems, without a material adverse effect on the Company's business, financial condition or results of operations. To the extent that responses to such communications with the Company's vendors are unsatisfactory, the Company expects to take steps to ensure that its vendors' products have demonstrated Year 2000 Compliance.

PART II.          OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

         On September 15, 1998, the Company's annual meeting of stockholders was held (the "Meeting"). At the Meeting, the stockholders approved the following two matters:

         First, the election of Messrs. Victor Jacobs, Herman Jacobs, Jack Jacobs, David Shamilzadeh, Ramon Montes, Sol Naimark and Jeffrey Berg as as directors of the Company to serve until the next Annual Meeting of stockholders and until their successors shall have been duly elected and qualified. The number of votes cast for or withheld was as follows:


                                                            Votes
                                                            -----
                                                   For               Witheld
                                                   ---               -------

Victor Jacobs...........................        6,837,156            52,873
Herman Jacobs...........................        6,835,156            54,873
Jack Jacobs.............................        6,834,456            55,573
David Shamilzadeh.......................        6,837,156            52,873
Ramon Montes............................        6,818,456            71,573
Sol Naimark.............................        6,833,656            56,373
Jeffrey Berg............................        6,833,656            56,373

         Second, the approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock, par value $.001 per share, from 10,000,000 shares to 15,000,000 shares. There were 6,890,029 votes cast "for" the matter, 1,000 votes cast "against" the matter and 2,760,126 abstentions and broker non-votes.

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits



    Exhibit            Description
    -------            -----------

          27.1         Financial Data Schedule.

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       /s/ Herman Jacobs
                                       -----------------------------------------
                                       Herman Jacobs
                                       President and Chief Operating Officer


                                       /s/ David Shamilzadeh
                                       -----------------------------------------
                                       David Shamilzadeh
                                       Chief Financial Officer


Dated: November 16, 1998

                                  EXHIBIT INDEX
                                  -------------



    Exhibit            Description
    -------            -----------



     27.1                  Financial Data Schedule