Form 10-Q
period 1998-12-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1999-02-16
CIK 846538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ____________.


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


                     50 Emjay Boulevard, Brentwood, NY 11717
--------------------------------------------------------------------------------
             (Address of principal executive offices with Zip Code)

        Registrant's Telephone Number Including Area Code: (516) 273-4000
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                                 February 5, 1999
                   -----                                 ----------------

Class A Common Stock, $.001 par value . . .  . . . . . . .     5,313,047
                                                               =========

Class B Common Stock, $.001 par value . . .  . . . . . . .     1,200,000
                                                               =========

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                            Page
                                                                            ----
PART I.       FINANCIAL STATEMENTS

              Consolidated Balance Sheet as of December 31,1998
                (unaudited) and March 31, 1998.................................3

              Consolidated Statement of Income & Retained
                Earnings (unaudited) For the Nine Month Periods
                Ended December 31, 1998 and 1997...............................4

              Consolidated Statement of Income & Retained
                Earnings (unaudited) For the Three Month Periods
                Ended December 31, 1998 and 1997...............................5

              Consolidated Statement of Cash Flows (unaudited) For
                the Nine Month Period Ended December 31, 1998 and 1997.........6

              Notes to Consolidated Financial Statements (unaudited).......... 7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................8

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K................................11

SIGNATURES....................................................................12



                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEET


                                          ASSETS                               December 31,             March 31,
                                                                                   1998                   1998
                                                                               ------------             ---------
                                                                                (Unaudited)

Current Assets
Cash                                                                          $      446,024         $    46,675
Accounts Receivable (less allowance for
   doubtful accounts of $1,251,474 at December 31,
   1998 and $371,475 at March 31, 1998)                                           70,192,427          44,117,911
Inventories                                                                      125,000,894         112,530,659
Other Current Assets                                                               9,455,705          11,680,718
                                                                                ------------        ------------
     Total Current Assets                                                       $205,095,050        $168,375,963
Property & Equipment, Less Accumulated
   Depreciation                                                                    4,246,140           3,613,223
Other Assets                                                                       5,344,690           6,395,110
                                                                                ------------        ------------
       TOTAL ASSETS                                                             $214,685,880        $178,384,296
                                                                                ============        ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities
   Amounts Due Bank                                                             $130,988,246        $110,596,761
   Current Portion of Long-Term Debt                                                 685,352             645,233
   Accounts Payable and Accrued Expenses                                          19,732,072          13,174,949
                                                                                ------------        ------------
       Total Current Liabilities                                                $151,405,670        $124,416,943
                                                                                ------------        ------------

Long Term Liabilities
   Long-Term Debt, Less Current Portion                                      $       881,517        $  1,354,462
Deferred Income Taxes                                                              1,140,000           - 0-
                                                                                ------------        ------------
     Total Long Term Liabilities                                                   2,021,517           1,354,462
                                                                                ------------        ------------
       TOTAL LIABILITIES                                                        $153,427,187        $125,771,405
                                                                                ------------        ------------
     Commitments & Contingencies

     Stockholders' Equity
     Preferred Stock, $.001 par value, 1,000,000 shares authorized,  none issued and outstanding.
     Class A Common  Stock,  $.001  par  value;  10,000,000  shares  authorized;
       5,313,047 and 4,569,850  shares  issued and  outstanding  at December 31,
       1998 and
       March 31, 1998                                                        $         5,313         $     4,570
Class B Common Stock, $.001 par value;
     2,200,000 shares authorized
     1,200,000 shares issued and outstanding
     at December 31 1998 and March 31, 1998                                            1,200               1,200
Additional Paid-In Capital                                                        29,709,276          23,582,240
Retained Earnings                                                                 31,542,904          29,024,881
                                                                                ------------        ------------
       TOTAL STOCKHOLDERS' EQUITY                                                 61,258,693          52,612,891
                                                                                ------------        ------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $214,685,880        $178,384,296
                                                                                ============        ============

          See accompanying notes to consolidated financial statements.





                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                   (unaudited)

                                                                       For The Nine Months Ended
                                                                              December 31,
                                                                          1998                  1997
                                                                   -----------------      --------------

Revenues                                                              $247,844,933          $224,546,239

Costs of Revenues                                                      214,297,079           194,896,715
                                                                       -----------           -----------

     Gross Profit                                                       33,547,854            29,649,524
                                                                      ------------          ------------

Operating Expenses
     Warehouse & Delivery                                                7,722,319             7,027,188
     Selling, General & Administrative                                  16,885,726            10,687,764
                                                                      ------------          ------------

       Total Expenses                                                   24,608,045            17,714,952
                                                                      ------------          ------------

       Income From Operations                                            8,939,809            11,934,572
                                                                     -------------          ------------

Other Charges (Credits)
   Interest                                                              7,829,938             6,206,561

   Other                                                                 (   4,380)            (  11,131)
   Gain on Sale of Minority Interest
     in Subsidiary                                                      (3,000,000)                - 0 -
                                                                         ---------            ----------

       Total                                                             4,825,558             6,195,430
                                                                         ---------             ---------

     Income Before Income Taxes                                          4,114,251             5,739,142

Provision for Income Taxes                                               1,596,228             2,200,390
                                                                       -----------           -----------

       NET INCOME                                                        2,518,023             3,538,752
                                                                     -------------         -------------

       RETAINED EARNINGS - BEGINNING                                    29,024,881            24,744,671
                                                                      ------------          ------------

       RETAINED EARNINGS - ENDING                                    $  31,542,904         $  28,283,423
                                                                      ============          ============
Net Income Per Common Share:
Basic                                                                       $.43                  $.61
                                                                             ===                   ===

Diluted                                                                     $.39                  $.60
                                                                             ===                   ===





                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                   (unaudited)


                                                                          For The Three Months Ended
                                                                                    December 31,

                                                                             1998                    1997
                                                                             ----                    ----
Revenues                                                                  $89,542,944            $76,349,440

Costs of Revenues                                                          77,705,738             65,696,276
                                                                           ----------             ----------

Gross Profit                                                               11,837,206             10,653,164
                                                                           ----------             ----------

Operating Expenses
   Warehouse & Delivery                                                     6,643,164              2,561,002
   Selling, General & Administrative                                        2,802,866              3,706,039
                                                                          -----------             ----------

       Total Expenses                                                       9,446,030              6,267,041
                                                                          -----------             ----------

       Income From Operations                                               2,391,176              4,386,123
                                                                          -----------             ----------

Other Charges (Credits)
   Interest                                                                 2,817,201              2,227,966
   Other                                                                       (4,380)                (1,265)
   Gain on Sale of Minority Interest
     in Subsidiary                                                         (3,000,000)                 - 0 -
       Total                                                               (  187,179)             2,226,701

       Income Before Income Taxes                                           2,578,355              2,159,422

   Provision for Income Taxes                                                 994,228                837,390
                                                                          -----------            -----------

       NET INCOME                                                           1,584,127              1,322,032

RETAINED EARNINGS - BEGINNING OF PERIOD                                    29,958,777             26,961,391
                                                                           ----------             ----------

RETAINED EARNINGS - END OF PERIOD                                         $31,542,904            $28,283,423
                                                                           ==========             ==========

Net Income Per Common Share:

Basic Earnings Per Share                                                  $       .27            $      .23
                                                                          ===========            ==========

Diluted Earnings Per Share                                                $       .24            $      .22
                                                                          ===========            ==========




                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                          For The Nine Months Ended
                                                                                  December 31,
                                                                       1998                       1997
                                                                       ----                       ----

Cash Flows From Operating Activities
   Net Income                                                      $2,518,023                  $3,538,752
Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities:
   Depreciation and Amortization                                      584,820                     527,508
Deferred Income Taxes                                               1,140,000                       - 0 -
   Decrease (Increase) In Assets:
   Accounts Receivable                                            (26,074,516)                   (709,468)
   Inventories                                                    (12,470,235)                (15,445,342)

Prepaid Purchases and Other Assets                                  3,150,284                  (6,430,233)

Increase (Decrease) In Liabilities:
   Accounts Payable and Accrued Expenses                            6,557,127                   1,990,083
   Income Taxes Payable                                                 - 0 -                       5,922
     Net Cash Used In Operating Activities                        (24,594,497)                (16,522,778)
                                                                   ----------                  ----------

Cash Flows Used in Investing Activities
   Acquisition of Fixed Assets                                     (1,082,592)                   (433,956)
                                                                    ---------                     -------

Cash Flows From Financing Activities
   Net Increase in Amounts Due Bank                               20,381,485                    17,310,626
   Borrowings                                                        108,704                       215,771
   Repayment of Debt                                                (541,530)                     (477,527)
   Sale of Capital Stock                                           6,127,779                        45,750
                                                                 -----------                     ---------

       Net Cash Provided By Financing
   Activities                                                     26,076,438                    17,094,620
                                                                  ----------                    ----------

   INCREASE IN CASH                                                  399,349                       137,886

   CASH AT BEGINNING OF PERIOD                                        46,675                        76,531
                                                                    --------                   -----------

   CASH AT END OF PERIOD                                        $    446,024                    $  214,417
                                                                 ===========                     =========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid For:
     Interest                                                     $7,583,564                    $6,085,565
     Income Taxes                                                 $1,474,304                    $2,122,890


During the nine months ended December 31, 1998 and 1997, the Company issued equipment notes for $108,704 and $215,771, respectively.

See accompanying notes to consolidated financial statements.

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

2. On June 23, 1998, the Company purchased certain assets of Direct Fragrance, Inc., a telemarketer of fragrances located in Florida for $2,761,671. The assets include inventories, fixed assets and intangibles.

3. On April 27, 1998, certain officers of the Company advanced cash of $3,000,000 to The Fragrance Counter Inc., a wholly owned subsidiary of the Company, and received a note for $3,000,000 at an interest rate of 8.75% per annum with a maturity date of October 27, 1998. The note was convertible into a 17.65% equity interest in common stock of The Fragrance Counter Inc. if the note was not repaid by the due date. Additionally, these officers received warrants to purchase a 17.65% equity interest in The Fragrance Counter Inc. at a cost of $3,000,000 for a period of five years. On October 27, 1998 in lieu of repayment, these officers received a 17.65% equity interest in the common stock of The Fragrance Counter Inc. Allou Health and Beauty Care Inc. retains 82.35% of the shares outstanding. As a result of this transaction, the Company recognized a gain of $3,000,000 and has provided for related deferred taxes of $1,140,000.

4. On December 15, 1998, the Company sold 666,667 shares of its Class A common stock at $9 per share in a private placement. These shares were registered on a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on January 26, 1999. Net proceeds to the Company from the offering after deduction of associated expenses were approximately $5,600,000. This sale includes the sale of Warrants which are exercisable into a variable number of shares of Class A Common Stock if the market price falls below 115% ($10.35) of the sale price during the applicable exercise periods which begin 30 days after the effective date.

5. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the periods presented herein.
                                                     Nine Months Ended
                                                       December 31,
                                                  1998             1997
                                                  ----             ----
      Basic                                    5,867,040         5,755,118
      Assumed exercise of stock options          621,061           161,838
                                              ----------        ----------
      Diluted                                  6,488,101         5,916,956
                                               =========         =========

                                                    Three Months Ended
                                                       December 31,
                                                  1998             1997
                                                  ----             ----
      Basic                                    5,960,387         5,759,850
      Assumed exercise of stock options          508,577           265,729
                                              ----------        ----------
      Diluted                                  6,468,964         6,025,579
                                               =========         =========

      Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                  A.       RESULTS OF OPERATIONS

                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997.

               Revenues for the nine months ended December 31, 1998 were $247,844,933 representing an 10% increase over revenues of $224,546,239 for the nine months ended December 31, 1997.

               Contributions To this increase in revenues by product segment is as follows:

               Health and beauty aids increased 12% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales and an expanded customer base.

               Prestige designer fragrances grew 25% when compared to the same period in the prior year due to an expanded customer base and increases in same store sales and revenue contributions from the Company's wholly-owned subsidiary Direct Fragrances, Inc. which together has caused an increase in the volume of products sold.

               Nationally advertised non-perishable branded food products decreased 39% when compared to the same period in the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to reduce revenues within this segment of its business over the foreseeable future while focusing its resources on those non-perishable branded food products which carry higher gross profit margins.

               The 0.2% decrease in sales of pharmaceutical items within the Company's wholly-owned subsidiary, M. Sobol, Inc., when compared to the same period in the prior year was a direct result of management's decision to de-emphasize sales of branded pharmaceuticals which are characterized by limited operating margins. The Company combines all sales of its branded pharmaceutical products to its customers with orders for generic pharmaceuticals and over the counter health and beauty aids products which historically are marked by higher gross profit margins.

               Gross profit as a percentage of revenues increased to 13.5% for the nine months ended December 31, 1998 when compared to 13.2% for the same period in the previous year. This increase was primarily due to higher profit margins associated with the increased sales of the Company's fragrance products at higher unit prices.

               Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 9.9% for the nine months ended December 31, 1998 from 7.9% when compared to the same period in the prior year. This increase in operating expenses is due to reduced revenues in the Company's non-perishable food and branded pharmaceutical products without a proportional reduction of expenses relating to these areas.

               Additionally, the Company experienced increased advertising expenses associated with its wholly-owned subsidiary, The Fragrance Counter, Inc. an internet retailer of prestige designer fragrances and cosmetics.

               Inventories increased by approximately $12.5 million or 11% at December 31, 1998 when compared to the fiscal year ended March 31, 1998. This increase in inventory was attributable to merchandise purchased in anticipation of increased sales.

               Interest expenses as a percentage of sales for the nine months ended December 31, 1998 increased to 3.2% from 2.8% in the nine months ended December 31, 1997. This increase is due to higher borrowing levels.

               Net income for the nine months ended December 31, 1998 was $2,518,019 representing a 29% decrease over the net income of $3,538,752 for the comparable period in 1997. The decrease in net income is due to expenses associated with the Company's wholly-owned subsidiary, The Fragrance Counter, Inc. an internet retailer of prestige designer fragrances and cosmetics,

               FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997.

               Revenues  for the  three  months  ended  December  31,  1998 were
               $89,542,944   representing   a  17%  increase  over  revenues  of
               $76,349,440 for the three months ended December 31, 1997.

               The increase in revenues is attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

               Contributions to this increase in revenues by product segment is as follows:

               Health and beauty aides increased 26% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales volume and an expanded customer base.

               Prestige designer fragrances grew 23% when compared to the same period in the prior year due to increases in same store sales and an expanded customer base and revenue contributions from the Company's wholly-owned subsidiary, Direct Fragrances, Inc. which together has caused an increase in the volume of products sold.

               Nationally advertised non-perishable branded food products decreased 22% when compared to the same period in the prior year due to management's decision to eliminate a variety of products from the Company's distribution mix due to increased costs and lower gross profit margins associated with those products. It is management's expectation that the Company will continue to focus its resources on those non-perishable branded food products which carry higher gross profit margins.

               Sales of prescription pharmaceuticals decreased 9% when compared to the same period of the prior year, as a direct result of management's decision to de-emphasize sales of branded pharmaceuticals which are characterized by limited operating margins. The Company combines all sales of its branded pharmaceutical products to its customers with orders for generic pharmaceuticals and over-the-counter health and beauty aids products, which historically are marked by higher gross profit margins.

               Gross profit as a percentage of sales decreased to 13.2% for the three months ended December 31, 1998 from 14% as compared to the three months ended December 31, 1997. This decrease is principally attributable to lower gross profit margins associated with the Company's fragrance products which were promoted for holiday sales.

               Warehouse, delivery, selling, general and administrative expenses as a percentage of sales for the three months ended December 31, 1998 increased to 10.5% from 8.2% for the same period in the prior year. The increase is attributable to marketing costs associated with the Company's wholly-owned subsidiary The Fragrance Counter, Inc. an internet retailer of prestige designer fragrances and cosmetics products.

               Interest expenses as a percentage of sales for the three months ended December 31, 1998 increased to 3.1% from 2.9% in the comparable period of the prior year, representing higher borrowings.

               Net income for the three months ended December 31, 1998 was $1,584,123 representing a 19.8% increase over net income of $1,322,032 for the comparable period in 1997. This increase in net income is due primarily to a one-time gain of net income which occurred when the Jacob's family converted into equity a note in the amount of $3 million due to the Jacob's family from the Company's wholly owned subsidiary, The Fragrance Counter, Inc. As a result Allou Health & Beauty Care, Inc. has reduced its ownership in The Fragrance Counter, Inc. to 82.35%

B.    LIQUIDITY AND CAPITAL RESOURCES

               The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of December 31, 1998, the Company had $130,988,246 outstanding under its $145,000,000 bank line of credit. The loan is collaterized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at December 31, 1998 was 7.57% which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

               The Company's accounts receivable has increased to $70,192,427 at December 31, 1998 from $49,134,350 at December 31, 1997. This increase in accounts receivable is due to increased sales for the period and collections of receivables turning at 69 days as compared to 57 days during the three months ended December 31, 1997.

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

Item 6.        Exhibits and reports on Form 8-K

               (a)      Exhibits



    Exhibit            Description

          27.1        Financial Data Schedule.

               (b)    Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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



                                                          /s/ Herman Jacobs
                                           -------------------------------------
                                                              Herman Jacobs
                                           President and Chief Operating Officer




                                                      /s/ David Shamilzadeh
                                            ------------------------------------
                                                          David Shamilzadeh
                                                      Chief Financial Officer


Dated: February 16, 1999

                                  EXHIBIT INDEX



    Exhibit            Description
    -------            -----------

          27.1         Financial Data Schedule