Form 10-K
period 1999-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1999-06-29
CIK 846538

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
      _____________

                           Commission file no. 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                   11-2953972
-----------------------------------------            ---------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                  50 EMJAY BOULEVARD, BRENTWOOD, NEW YORK 11717
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 273-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                       On Which Registered
--------------------                                    ----------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June __, 1998 was $__________. Such aggregate market value is computed by reference to the closing sales price of the Class A common stock on such date. For purposes of this calculation, the Registrant has excluded the Class B common stock, which is held primarily by affiliates and is not publicly-traded.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: __________ shares of Class A common stock and _________ shares of Class B common stock as of the close of business on June __, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.        BUSINESS

GENERAL

         We are a leading distributor of prestige brand name fragrances and cosmetics, and health and beauty aid products in metropolitan New York City, New Jersey, Connecticut, Philadelphia and Miami. We also manufacture upscale hair and skin care products for sale under private labels. We distribute approximately 22,000 SKUs of branded consumer products to over 140 national mass merchandisers including Sears, Roebuck & Co., Wal-Mart, J.C. Penney, Target, CVS, and Rite-Aid, and to approximately 4,200 independent retailers. We believe that products distributed by us are sold in a total of over 15,000 retail stores. Since our current principal stockholders acquired Allou, we have grown through internal growth and strategic acquisitions, which have enabled us to expand our product offerings, enter into new geographic markets, add new customers and cross-sell existing and new product lines to our diversified customer base.

PRODUCTS

         We distribute four general categories of products:

         o     fragrances and cosmetics;

         o name brand health and beauty aids and health and beauty aids under our Allou brand;

         o     prescription pharmaceuticals; and

         o     non-perishable food items.

In addition, we manufacture upscale hair and skin care products.

         FRAGRANCES AND COSMETICS

         We distribute prestige designer fragrances of many large manufacturers, which include Ralph Lauren, Calvin Klein, Estee Lauder, Lancome, Chanel, and Tommy Hilfiger. See "Manufacturers and Suppliers." Fragrance and cosmetic sales accounted for approximately 36% of our revenues during the fiscal year ended March 31, 1997, 39% of our revenues during the fiscal year ended March 31, 1998 and 40% of our revenues during the fiscal year ended March 31, 1999. Our profit margins on fragrance and cosmetic sales are typically greater than those on name brand health and beauty aids and, accordingly, we have sought to increase our sales and marketing efforts in this area. We have entered into a services and supply agreement with The Fragrance Counter to provide fragrances and cosmetics and other services until October 1999 for sales on the Internet.


Some fragrance and cosmetic brands that we distribute are:

o        Polo                             o        Clinique
o        Eternity                         o        Estee Lauder
o        Hugo                             o        Lancome

Some fragrance and cosmetic products that we distribute are:

o        Perfume                          o        Eyeshadow
o        Cologne                          o        Lipstick
o        Nail Polish                      o        Mascara

         HEALTH AND BEAUTY AIDS

         We distribute approximately 8,000 brand name health and beauty aid products by such manufacturers as Colgate-Palmolive, Clairol, Procter & Gamble, Johnson & Johnson and Gillette. See "Manufacturers and Suppliers." We also distribute nail polish, toothpaste, petroleum jelly and other health and beauty aid products manufactured by others and sold under our Allou brand label.


Some health and beauty aid brands that we distribute are:

o        Pantene Pro-V shampoo            o      Colgate toothpaste
o        Johnson's Baby Lotion            o      Rave hairspray
o        Gillette Mach 3 razors           o      Vaseline Intensive Care lotion


Some health and beauty aid products that we distribute are:

o        Antacids                         o      Oral Antiseptics and Sprays
o        Baby Care                        o      Deodorants
o        Cough and Cold Remedies          o      Shampoos

         PRESCRIPTION PHARMACEUTICALS

         During fiscal 1994, we acquired the capital stock of M. Sobol, Inc., a manufacturers' distributor of branded prescription pharmaceuticals. M. Sobol, Inc. was founded in 1928 and currently distributes pharmaceuticals to approximately 700 independent pharmacies in the Northeast. We purchase approximately 4,000 branded pharmaceuticals from such manufacturers as Pfizer, Eli Lilly, Merck and Glaxo. Additionally, we distribute 3,000 generic prescription pharmaceutical products which are purchased from manufacturers such as Schein Pharmaceuticals, Inc., Barre National, Inc., and Sidmak Laboratories, Inc. Pharmaceuticals accounted for approximately 17% of our revenues during the fiscal year ended March 31, 1997, 15% of our revenues during the fiscal year ended March 31, 1998 and 14% of our revenues during the fiscal year ended March 31, 1999.

         FOOD

         We sell non-perishable packaged food items which we purchase almost exclusively at discount prices from major food companies. This product line requires little additional operating costs to us since sales of non-perishable food are pre-sold and drop-shipped directly to our customers from the vendors. Non-perishable food items accounted for approximately 13% of our revenues during the fiscal year ended March 31, 1997, 9% of our revenues during the fiscal year ended March 31, 1998 and 10% of our revenues during the fiscal year ended March 31, 1999.

         HAIR AND SKIN CARE PRODUCT MANUFACTURING

         During fiscal 1996, we purchased selected assets of Russ Kalvin, Inc. This acquisition has enabled us to manufacture and distribute salon quality hair and skin care products to national mass merchandisers and independent retailers. Since 1998, we have manufactured upscale hair and skin care products for J.C. Penney, Bath and Body Works, Sears, Roebuck & Co., Warner Bros., and Victoria's Secret. This business generates substantially higher gross profit margins than our distribution business.

MANUFACTURERS AND SUPPLIERS

         The products we distribute are manufactured and supplied by independent foreign and domestic companies. Many of these companies also manufacture and supply health and beauty aid products, fragrances and cosmetics for many of our competitors. We purchase approximately 8,000 brand name health and beauty aid products from such manufacturers as Procter & Gamble, Johnson & Johnson and Gillette and approximately 7,000 fragrance and cosmetic products directly from manufacturers such as Coty, a division of Pfizer, and Revlon, as well as from secondary sources. We purchase approximately 4,000 branded pharmaceuticals and 3,000 generic prescription pharmaceuticals from such manufacturers as Pfizer, Eli Lilly, Schein Pharmaceuticals, and Barre National. Additionally, we purchase nonperishable packaged food items which we purchase almost exclusively at discount prices from manufacturers such as General Mills, General Foods and Nabisco. We contract with manufacturers to produce the products which carry our name brand and we manufacture our proprietary line of Russ Kalvin generic brand hair and skin care products through our wholly-owned subsidiary, Allou Personal Care.

         We typically purchase health and beauty aids and pharmaceuticals from manufacturers on open accounts which are payable in 30 days and may receive discounts of up to 2% for early payments. As is customary in the industry, we prepay our suppliers for products that we order from them. If the products that we have prepaid for and ordered are not shipped to us, this could have an adverse effect on our operations. To date, we have not suffered any such adverse effect. In addition, we may return health and beauty aid and prescription pharmaceutical products to our suppliers for full credit if the products are damaged, their shelf life has expired, or they are otherwise not saleable.

         Manufacturers of prestige fragrances have historically restricted direct sales of their products in the United States primarily to prestige department stores and specialty stores. As a result, mass-market retailers have traditionally obtained prestige products from secondary sources. Historically, the secondary sources available to the mass market have been limited to:

         o direct distributors like us which receive products directly from fragrance manufacturers, and

         o distributors of prestige products manufactured by, or distributed to, foreign sources for foreign distribution, which are diverted to the United States.

Under existing court decisions, there are variations in the extent to which trademark laws, copyright laws and customs regulations may restrict the importation of trademarked or copyright fragrance products through those distributors who divert the prestige products to the United States without the consent of the trademark or copyright owner. As is customary in the industry, we purchase a substantial portion of our fragrance products from secondary sources. In addition, from time to time, we may take advantage of favorable buying opportunities and purchase limited amounts of health and beauty aid products from secondary sources. There can be no assurance that these sources of product will be available in the future or that may not become the subject of legal action arising from its buying activities with respect to these products. To date, we have not been the subject of any such legal action.

         We have had long-term relationships with most of our suppliers. As is customary in our industry, we have not entered into written agreements with most of our suppliers. However, we believe that our relationships with our suppliers are good. We have not experienced any interruptions in the supply of products which have had a material adverse effect on our operations.

MARKETING AND SALES

         Sales are made by our in-house sales staff of telemarketing professionals. We pay in-house sales persons a base salary plus a commission based on sales and gross margins. Sales are also made by sales account representatives who make on-site visits to our customers.

         We publish a health and beauty aid catalogue and a fragrance catalogue each month containing order forms, product descriptions, the manufacturer's suggested retail price and net cost per unit or per dozen. The catalogues are mailed to each of our active customers. The catalogues also help serve the advertising needs of the manufacturers which provide us with rebates which have historically paid for the full cost of preparing, printing and mailing the catalogues. In addition to the monthly catalogues, we frequently supply our customers with flyers advising them of items being sold at a discount. The sale of fragrances nationally to independent stores is handled exclusively by mail order through the catalogues.

OPERATIONS

         We maintain an approximately 144,000 square foot warehouse facility with sales and administrative offices in Brentwood, New York. The warehouse typically contains inventory for approximately three months of distribution to customers. We use a computerized data base system which enables management to monitor sales, purchases and inventory status. Historically, we have not experienced problems with product shelf lives, as most products we sell are not perishable. Those products that are perishable generally can be returned to the manufacturer if they are not sold by the expiration date. We also lease an approximately 80,000 square foot facility in Saugus, California and a 15,000 square foot facility in Miami, Florida.

         We contract with local carriers and independent trucking agents to make deliveries to our customers. From the time it is placed, a customer order will generally be shipped within 48 hours.

         Work in the warehouse is cyclical and workers are trained in several tasks so that they can be rotated to fill the jobs where they are most needed.

         Since we acquired selected assets of Russ Kalvin, Inc. in October 1995, we have consolidated operations and reduced overhead, and positioned ourself to market and manufacture quality hair and skin care products to major retailers such as J.C. Penney, Bath and Body Works, Sears Roebuck, & Co., Warner Bros., and Victoria's Secret. We have consolidated all administrative functions of Russ Kalvin into our Brentwood, New York facility. In addition, we have 80,000 square feet of leased space in Saugus, California which is used to manufacture and distribute upscale private label hair and skin care products for major retailers.

MANAGEMENT INFORMATION AND CONTROL SYSTEM

         We use a proprietary, computerized database management system which collects, integrates and analyzes data concerning sales, order processing, shipping, purchases, receiving, inventories and financial reporting. At any given time, we are able to determine the quantity of each item in inventory by brand, style, cost, list price and other characteristics. Our system also provides our telemarketing professionals with immediate product availability and gross margin information on-screen when receiving customer orders. This system allows us to provide our customers with real-time inventory and pricing information and to ship orders within 48 hours of receipt, which allows our customers to better manage their inventory.

         The computerized system enables us to better manage our inventories. It keeps a running inventory of goods on hand for each item we distribute. When the inventory of any item drops to a certain pre-set level, a purchase order for a set number of additional units of the item is automatically written and, after being reviewed by management, is sent directly to the manufacturer.

COMPETITION

         The distribution of health and beauty aid products is extremely competitive. We compete with pharmaceutical wholesalers that carry health and beauty aid products as an accommodation for their customers. Many of these wholesalers have greater financial and other resources than we do. However, to our knowledge, there is no significant competitor which distributes to its customers the assortment of fragrances, cosmetics and health and beauty aid products that we distribute. We believe that we compete on the basis of the services we provide to our customers which include quick delivery and no minimum order requirements.

         The distribution of fragrance and high priced cosmetic items is also very competitive. We compete to obtain our fragrances and cosmetics from manufacturers and importers who also supply competing distributors and sell directly to retailers. We compete on the basis of price and the services we provide to our customers, which include quick delivery and low minimum order requirements.

         In addition, we face intensive competition with respect to marketing our own brand of health and beauty aid products and the Russ Kalvin generic brand of hair and skin care products. We compete with major health and beauty aid companies, as well as hair and skin care companies who have well-established product lines, spend large sums for advertising and marketing and have far greater financial and other resources than we do. We also compete with these companies for shelf space and product placement in various retail outlets. Additionally, we compete for the manufacture of our products from suppliers who also supply competitor companies.

EMPLOYEES

         As of March 31, 1999, we employed approximately 290 persons on a full time basis, including five in executive positions, 13 in purchasing, 29 in marketing and sales, 34 in administration and accounting, and 209 in warehouse and receiving. Some of our sales personnel are partially paid on a commission basis. During peak selling seasons we also employ part-time personnel.

         We are a party to a collective bargaining agreement expiring December 14, 2000 with the National Organization of Industrial Trade Unions covering 85 of our warehouse and receiving employees. We have not experienced any work stoppages. We believe our relations with our employees are satisfactory.

TRADENAMES AND TRADEMARKS

         We use the unregistered tradename for our brand "Allou Brand" on generic products that we distribute. With the introduction of additional generic products, we may adopt other unregistered tradenames and trademarks. During fiscal 1996, we acquired the patents, trademarks and all other intellectual property of Russ Kalvin, Inc. We believe that no single trademark, tradename or servicemark is material to our business as a whole.

GOVERNMENT REGULATION

         The United States Food, Drug and Cosmetic Act and the Fair Packaging and Labelling Act regulate the purity and packaging of health and beauty aid products and fragrances and cosmetic products. Similar statutes are in effect in various states. Manufacturers and distributors of health and beauty aid products are also subject to the jurisdiction of the Federal Trade Commission with respect to matters such as advertising content and other trade practices. To our knowledge, we only distribute products produced by manufacturers who comply with those regulations and who periodically submit their products to independent laboratories for testing. However, the failure by our manufacturers or suppliers to comply with applicable government regulations could result in product recalls that could adversely affect our relationships with our customers. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

         Some of the products that we manufacture contain alcohol and certain active ingredients which are regulated by the Bureau of Alcohol, Tobacco and Firearms and the Food and Drug Administration. We have obtained the appropriate licenses from these agencies in order to comply with applicable regulations.


ITEM 2.        PROPERTIES

         We lease approximately 144,000 square feet of space for our principal executive offices, warehouse and distribution facilities and sales headquarters in the Brentwood Industrial Park, 50 Emjay Boulevard, Brentwood, New York 11717. We have a ten-year lease which expires on May 31, 2005, and includes a five-year option for renewal. The base annual rental of the property is approximately $500,000 with additional charges for insurance, fuel and taxes and increases during the initial term of the lease. We also lease 80,000 square feet of space in Saugus, California to manufacture and distribute hair and skin care products. The lease expires September 30, 2000 with a five-year option for renewal at a base annual rental of approximately $300,000 with additional charges for insurance, fuel, taxes and increases during the initial term of the lease. We also lease 15,000 square feet of space in Miami, Florida, which expires on June 30, 2000 at a base annual rent of approximately $45,000 for warehousing and distribution purposes.


ITEM 3.        LEGAL PROCEEDINGS

         We are a party to a number of legal proceedings in connection with claims made for goods sold, all of which are routine litigation incidental to our business.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our Class A common stock is listed on the American Stock Exchange under the symbol "ALU". There is no established public trading market for our Class B common Stock.

         The following table sets forth the quarterly high and low sales price of the Class A common stock during our last two fiscal years:

                                                HIGH                 LOW
                                                ----                 ---

FISCAL YEAR ENDED MARCH 31, 1998:
Quarter ending June 30, 1997.................   $7.125              $5.000
Quarter ending September 30, 1997............    8.250               6.750
Quarter ending December 31, 1997.............    8.187               7.375
Quarter ending March 31, 1998................    8.875               7.125

FISCAL YEAR ENDING MARCH 31, 1999:
Quarter ending June 30, 1998.................   $16.00              $7.938
Quarter ending September 30, 1998............    11.25               4.313
Quarter ending December 31, 1998.............    12.25               3.375
Quarter ending March 31, 1999................    12.875              7.625

Quarter ending June 30, 1999
          (through June 9, 1999).............   $14.25              $6.938

Holders

           As of June 9, 1999, there were 112 holders of record of our Class A common stock and 4 holders of record of our Class B common stock. Based upon conversations with brokers, management believes that there are in excess of 1,000 beneficial owners of the Class A common stock.

Dividends

           We have not paid a dividend on our shares of Class A common stock or Class B common stock and have no present expectation of doing so in the foreseeable future.

ITEM 6.             SELECTED FINANCIAL DATA

                        ALLOU HEALTH & BEAUTY CARE, INC.


                                                                     YEARS ENDED MARCH 31,
                                                     ----------------------------------------------------------
                                                       1995        1996        1997        1998        1999
                                                       ----        ----        ----        ----        ----
                                                                      (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:

Revenues.........................................     $237,542   $273,322    $285,311    $301,756    $337,389
Costs of revenues................................      208,906    241,734     250,843     262,601     291,681
                                                       -------    -------     -------     -------     -------
Gross profit.....................................       28,636     31,588      34,468      39,155      45,708

Warehouse and delivery expense...................        6,864      8,063       8,592       9,317      10,525
Selling, general and administrative expense......       10,250     11,894      12,766      14,458      25,767
                                                       -------    -------     -------     -------     -------
Income from operations...........................       11,522     11,637      13,110      15,380       9,416
Interest and other...............................        3,956      5,513       6,567       8,470       7,167
                                                       -------    -------     -------     -------     -------
Income before income taxes.......................        7,566      6,118       6,543       6,910       2,249

                                                       -------    -------     -------     -------     -------
Net income.......................................       $4,681     $3,757     $ 4,059     $ 4,280      $1,348
                                                       =======    =======     =======     =======     =======
Net income per common share(1)

 Basic                                                 $   .22   $    .74     $   .71     $   .66     $   .84
                                                       =======    =======     =======     =======     =======

 Diluted                                               $   .20   $    .72     $   .70     $   .65     $   .80
                                                       =======    =======     =======     =======     =======
OTHER DATA:
Depreciation and amortization....................          413        525         667         688         833
EBITDA...........................................       11,956     12,167      13,824      16,081      13,258
Capital expenditures.............................        1,452      1,483         626         553         891
Ratio of earnings to fixed charges...............         2.90       2.10        1.99        1.81        1.22

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents........................          126        144          77          47         400
Total assets.....................................      106,214    126,185     161,348     178,384     219,907
Total long-term liabilities, including current
   maturities....................................        1,059        782       2,382       2,000       1,432
Stockholders' equity.............................       40,176     44,168      48,227      52,613      60,336

(1) Net income per common share for fiscal 1997 and prior periods have been restated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share, which requires presentation of basic earnings per share and diluted earnings per share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

         REVENUES. Revenues for the fiscal year ended March 31, 1999 increased $35.6 million or 12% to $337.3 million, as compared to $301.8 million for the fiscal year ended March 31, 1998, which resulted from increased revenues from certain segments of our business as described below. The increased demand for our products resulted from an expanded customer base and increases in same store sales.

         Contributions to this increase in revenues by product segment is as follows: health and beauty aids increased 17% in fiscal 1999 compared to fiscal 1998 due to increases in same store sales. Prestige designer fragrances grew 19% in fiscal 1999 compared to fiscal 1998 due to an increase in same store sales and an expanded customer base, thus increasing the volume of products sold. Nationally advertised branded non-perishable food products decreased 33% in fiscal 1999, when compared to fiscal 1998. This segment of our business is categorized by our ability to purchase off-price, non-perishable branded foods. During fiscal 1999 demand outpaced supply resulting in an increase in the price that we would have to pay for merchandise which we would distribute. We decided to limit sales in this segment of our business to a level which would result in improved profit margins. Sales of prescription pharmaceuticals remained relatively constant in fiscal 1999 when compared to the prior year.

         COST OF GOODS SOLD. Cost of goods sold for the fiscal year ended March 31, 1999 decreased as a percentage of revenues to 86.4% from 87.0% for the fiscal year ended March 31, 1998. This decrease in the cost of goods sold resulted primarily from improved profit margins associated with the distribution of fragrance products.

         WAREHOUSE, DELIVERY, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Warehouse, Delivery, Selling, General and Administrative expenses for the fiscal year ended March 31, 1999 increased $12.5 million or 52.6% to $36.3 million, as compared to $23.8 million for the fiscal year ended March 31, 1998. This increase was due to increased marketing expenses associated with our wholly-owned internet subsidiary, The Fragrance Counter, Inc. which amounted to approximately $10.0 million. On April 23, 1999 we sold a controlling interest of The Fragrance Counter to private investors lead by the Sudbury Group. We received $11,296,584 in cash and $8.9 million in interest bearing notes. As a result of this transaction we retain a 13% interest in The Fragrance Counter. Through a supply and service agreement we will continue to act as a vendor and fulfillment center to The Fragrance Counter. We realized an approximate profit of $10.0 million as a result of the sale which will be reflected in our financial statements for the quarter ending June 30, 1999.

         INTEREST EXPENSE. Interest expense for the fiscal year ended March 31, 1999 increased $1.7 million or 20% to $10.2 million, as compared to $8.5 million for the fiscal year ended March 31, 1998 due to increased borrowings at a higher rate.

         NET INCOME. As a result of the foregoing, our net income for the fiscal year ended March 31, 1999 decreased $2.9 million or 68.5% to $1.3 million, as compared to $4.3 million for the fiscal year ended March 31, 1998 due primarily to the factors discussed above.

FISCAL 1998 COMPARED TO FISCAL 1997

         REVENUES. Revenues for the fiscal year ended March 31, 1998 were $301.8 million representing a 5.8% increase over revenues of $285.3 million for the fiscal year ended March 31, 1997, which resulted from increased revenues from certain segments of our business as described below. The increased demand for our products resulted from an expanded customer base and increases in same store sales.

         Contributions to this increase in revenues by product segment is as follows: health and beauty aids increased 12.8% in fiscal 1998 compared to fiscal 1997 due to increases in same store sales. Prestige designer fragrances grew 14% in fiscal 1998 compared to fiscal 1997 due to an increase in same store sales and an expanded customer base, thus increasing the volume of products sold. Nationally advertised branded non-perishable food products decreased 22% in fiscal 1998 as compared to fiscal 1997. This segment of our business is categorized by our ability to purchase off-price, non-perishable branded foods. During fiscal 1998 demand outpaced supply resulting in an increase in the price that we would have to pay for merchandise which we would distribute. We decided to limit sales in this segment of our business to a level which would result in improved profit margins. Sales of prescription pharmaceuticals remained relatively constant in fiscal 1998 compared to the prior year.

         COST OF GOODS SOLD. Cost of goods sold decreased as a percentage of revenues to 87.0% for fiscal 1998 from 87.9% for fiscal 1997. This decrease in the cost of goods sold resulted primarily from improved profit margins associated with the distribution of fragrance products.

         WAREHOUSE, DELIVERY, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Warehouse, Delivery, Selling, General and Administrative expenses increased as a percentage of revenues to 7.9% for fiscal 1998 from 7.5% for fiscal 1997. This increase was due, in part, to increased expenses associated with our manufacturing operations and advertising expenditures relating to The Fragrance Counter.

         INTEREST EXPENSE. Interest expense as a percentage of revenues increased to 2.8% for fiscal 1998 from 2.3% for fiscal 1997 due to increased borrowings at a higher rate.

         NET INCOME. Net income for fiscal 1998 was $4.3 million which was a 5.5% increase over the net income for fiscal 1997 of $4.1 million due primarily to the factors discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash increased $353,415 to $400,090 at March 31, 1999 from $46,675 at the beginning of the fiscal year. The cash increase reflects accounts receivable payments received that were not applied to our loan balance of March 31, 1999.

         Our working capital increased $8.2 million to $5.2 million at March 31, 1999 from $44.0 million at March 31, 1998, primarily due to an increase in accounts receivable and inventories less an increased amount due the bank, accounts payable and accrued expenses.

         At March 31, 1999 we had $123,371,228 in borrowings and approximately $21,628,772 million of unused credit under our $145 million credit facility. Our new credit facility is secured by a security interest in certain of our assets and properties including the capital stock of certain of our subsidiaries.

         We require capital principally to grow the business through acquisition, expansion of current operations, to pay off debt, and for general operating purposes. We currently estimate capital expenditures of approximately $1.0 million per annum are required to adequately maintain our current operations.

         Our primary sources of liquidity are expected to be cash flows from operations and our financing agreement with a consortium of banks let by the First National Bank of Boston for financing our accounts receivable and inventory under our $145,000,000 bank line of credit. The loan is collaterized by our inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate at our option. The effective interest rate charged to us at March 31, 1999 was 7.65% which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate. We utilize cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with our financing agreement.

         Based upon current levels of operations and anticipated growth, we expect that sufficient cash flows will be generated from operations so that, combined with other financing alternatives available, a new credit facility, and other refinancing opportunities we will be able to meet all of our debt service, capital expenditure and working capital requirements.

         Operations for the year ended March 31, 1999, excluding non-cash charges for depreciation and amortization and deferred income taxes, provided cash of $3.0 million. Other changes in assets and liabilities resulting from operating activities for the year ended March 31, 1999 used cash of $20.3 million, resulting in net cash used in operating activities of $17.3 million. Investing activities, which principally consisted of acquisitions of property, plant and equipment, resulted in a use of cash of $891,390 for the year ended March 31, 1999. For the year ended March 31, 1999, financing activities provided cash of $18.6 million, principally consisting of increased borrowing and issuance of common stock.

YEAR 2000

         We do not expect that the cost to modify or replace software that we use, so that our software will properly recognize dates beyond December 31, 1999, will be material. If we are not successful in implementing any necessary changes to our software, we expect to then develop contingency plans to address any matters not corrected in a timely manner. We have initiated formal communications with our significant vendors and customers to determine the extent that the needs of those parties to modify their software to properly recognize dates beyond December 31, 1999 may affect us. There can be no guarantee that the systems of those other companies will be timely converted. Furthermore, there is no assurance that their conversion will be compatible with information included in our systems, without a material adverse effect on our business, financial condition or results of operations. To the extent that responses to such communications with our vendors are unsatisfactory, we expect to take steps to ensure that our vendors' have demonstrated that they have made the necessary modifications to their software.

INFLATION AND SEASONALITY

         Inflation has not had any significant adverse effects on our business and we do not believe it will have any significant effect on our future business. Our fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. Our other product lines are not seasonal.

ITEM     8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this time is set forth in the Financial Statements, commencing on page F-1 included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information called for by Part III (Items 10,11,12 and 13) is incorporated by reference to such information as it will be included in our definitive Proxy Statement with respect to our 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT.

                  1.       Financial Statements                                                                Page
                                                                                                               ----

                           Report of Independent Auditor........................................................F-1

                           Consolidated Balance Sheet -- March 31, 1999 and 1998................................F-2

                           Consolidated Statement of Operations -- Years ended March 31, 1999,
                           1998 and 1997........................................................................F-3

                           Consolidated Statement of Shareholders' Equity -- Years ended March
                           31, 1999, 1998 and 1997..............................................................F-4

                           Consolidated Statement of Cash Flows -- Years ended March 31, 1999,
                           1998 and 1997........................................................................F-5

                           Selected Financial Data .............................................................F-6

                           Notes to Consolidated Financial Statements...........................................F-7

                  2.       Financial Statement Schedules

                           Schedule VIII-   Valuation and Qualifying Accounts and Reserve                       S-1

         (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Registrant during the last fiscal quarter of the period covered by this Report.

         (c)      EXHIBITS.

                  The following Exhibits are filed as a part of this Report:

Exhibit No.                         Description
----------                          -----------

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

*10.1 Employment Contract dated as of August 1, 1998 between the Registrant and Victor Jacobs.

*10.2 Employment Contract dated as of August 1, 1998 between Registrant and Herman Jacobs.

Exhibit No.                         Description
----------                          -----------

*10.3 Employment Contract dated as of August 1, 1998 between the Registrant and Jack Jacobs.

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

10.14 Agreement dated December 15, 1997 between Allou Distributors, Inc. and Local No. 1. (titled as Exhibit 10.14 to the Registrant's 1998 10-K and incorportated herein by reference).

10.15 Third Restated and Amended Revolving Credit and Security Agreement dated October 22, 1997 among BankBoston, N.A., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., Bank Leumi Trust Company of New York, The Dime Savings Bank of New York, FSB, The First National Bank of Maryland, Key Corporate Capital, Inc. (titled as Exhibit 10.15 to the Registrant's 1998 10-K and incorportated herein by reference).

10.16 Master Lease Finance Agreement dated as of April 24, 1996 between BankBoston Leasing Inc. and Allou Distributors, Inc. (filed as Exhibit
         10.14 to Registrant's 1996 10-K and incorporated herein by reference).

Exhibit No.                         Description
----------                          -----------

21 Subsidiaries of the Registrant (filed as Exhibit 21 to Registrant's 1996 10-K and incorporated herein by reference).

*23      Consent of Mayer Rispler & Company, P.C.

*27      Financial Data Schedule

----------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLOU HEALTH & BEAUTY CARE, INC.


                                        By:  /s/ Victor Jacobs
                                            ------------------------------------
                                                 Victor Jacobs,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Dated:   June 28, 1999

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

SIGNATURES                                      TITLE                                    DATE
----------                                      -----                                    ----

      /s/ Victor Jacobs             Chairman of the Board and Chief Executive        June 28, 1999
----------------------------------- Officer
          Victor Jacobs

      /s/ Herman Jacobs             President and Director                           June 28, 1999
-----------------------------------
          Herman Jacobs

  /s/ David Shamilzadeh             Chief Financial Officer, Chief Accounting        June 28, 1999
----------------------------------- Officer and Director
      David Shamilzadeh

        /s/ Jack Jacobs             Director                                         June 28, 1999
-----------------------------------
            Jack Jacobs

       /s/ Ramon Montes             Director                                         June 28, 1999
-----------------------------------
           Ramon Montes

       /s/ Sol Naimark              Director                                         June 28, 1999
-----------------------------------
           Sol Naimark

        /s/ Jeffrey Berg            Director                                         June 28, 1999
-----------------------------------
            Jeffrey Berg

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors & Stockholders:
Allou Health & Beauty Care, Inc.
Brentwood, New York

         We have audited the accompanying consolidated balance sheets of Allou Health & Beauty Care, Inc. as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Allou Health and Beauty Care, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.



/s/ MAYER RISPLER & COMPANY, P.C.

June 2, 1999
New York, New York




                       ALLOU HEALTH AND BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
------                                                                                     March 31,            March 31,
                                                                                            1999                 1998
                                                                                            ----                 ----
Current Assets
--------------
   Cash                                                                                $      400,090       $       46,675
   Accounts Receivable (less allowance for
    doubtful accounts of $1,615,965 at March 31,
    1999 and $371,475 at March 31, 1998)                                                   50,162,450           44,117,911
   Inventories                                                                            122,917,911          112,530,659
   Prepaid Purchases                                                                       24,682,481            9,816,237
   Other Current Assets                                                                    12,876,642            1,864,481
                                                                                         ------------         ------------

         Total Current Assets                                                            $211,039,574         $168,375,963

   Property and Equipment, Less Accumulated
    Depreciation                                                                            3,839,906            3,613,223
   Other Assets                                                                             5,027,901            6,395,110
                                                                                         ------------         ------------

                TOTAL ASSETS                                                             $219,907,381         $178,384,296
                                                                                         ============         ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
   Amounts Due Bank                                                                      $123,371,228         $110,596,761
   Current Portion of Long-Term Debt                                                          707,652              645,233
   Accounts Payable and Accrued Expenses                                                   33,936,223           13,174,949
   Deferred Income Taxes                                                                      832,000                - 0 -
                                                                                         ------------         ------------
         Total Current Liabilities                                                       $158,847,103         $124,416,943
                                                                                         ------------         ------------

Long Term Liabilities
   Long-Term Debt, Less Current Portion                                                       724,234            1,354,462
                                                                                         ------------         ------------
         Total Long Term Liabilities                                                          724,234            1,354,462
                                                                                         ------------         ------------

                TOTAL LIABILITIES                                                        $159,571,337         $125,771,405
                                                                                         ------------         ------------

Commitments and Contingencies

Stockholders' Equity
   Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding.

   Class A Common Stock, $.001 par value;
    15,000,000 and 10,000,000 shares authorized;
     5,339,122 and 4,569,850 shares issued and
     outstanding at March 31, 1999 and March 31, 1998                                $          5,339      $         4,570
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding
     at March 31, 1999 and March 31, 1998                                                       1,200                1,200
   Additional Paid-In Capital                                                              29,956,769           23,582,240
   Retained Earnings                                                                       30,372,736           29,024,881
                                                                                         ------------         ------------

                TOTAL STOCKHOLDERS' EQUITY                                                 60,336,044           52,612,891
                                                                                         ------------         ------------

                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $219,907,381         $178,384,296
                                                                                         ============         ============

The accompanying notes are an integral part of these financial statements.




                       ALLOU HEALTH AND BEAUTY CARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  Years Ended March 31,

                                                                   1999                   1998                 1997
                                                                   ----                   ----                 ----

Revenues                                                        $337,389,261           $301,756,467        $285,311,441

Costs of Revenues                                                291,681,302            262,600,862         250,843,851
                                                                ------------           ------------        ------------

                  Gross Profit                                    45,707,959             39,155,605          34,467,590
                                                                ------------           ------------        ------------


Operating Expenses

     Warehouse and Delivery                                       10,524,534              9,317,132           8,592,051
     Selling, General and Administrative                          25,767,425             14,458,182          12,765,898
                                                                ------------           ------------        ------------

            Total Operating Expenses                              36,291,959             23,775,314          21,357,949
                                                                ------------           ------------        ------------

            Income From Operations                                 9,416,000             15,380,291          13,109,641
                                                                ------------           ------------        ------------


Other Charges (Credits)
-----------------------

     Interest Expense                                             10,176,243              8,482,859           6,614,797
     Other                                                            (9,098)               (13,168)            (47,804)
     Gain on Sale of Minority Interest in Subsidiary              (3,000,000)                 - 0 -               - 0 -
                                                               -------------          -------------       -------------

            Total                                                  7,167,145              8,469,691           6,566,993
                                                               -------------          -------------       -------------

            Income Before Income Taxes                             2,248,855              6,910,600           6,542,648

     Provision for Income Taxes                                      901,000              2,630,390           2,484,113
                                                               -------------          -------------       -------------

            NET INCOME                                         $   1,347,855          $   4,280,210       $   4,058,535
                                                               =============          =============       =============



     Net Income Per Common Share:

     Basic                                                             $.22                   $.74                 $.71
                                                                        ===                    ===                  ===

     Diluted                                                           $.20                   $.72                 $.70
                                                                        ===                    ===                  ===

     Shares Used in Computing Earnings Per Common Share:

     Basic                                                         6,061,431             5,757,328            5,752,225
                                                                   =========             =========            =========

     Diluted                                                       6,800,143              5,972,392           5,809,082
                                                                   =========              =========           =========



The accompanying notes are an integral part of these financial statements.



                       ALLOU HEALTH AND BEAUTY CARE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                             Common            Additional             Retained
                                              Stock          Paid In Capital          Earnings              Total
                                             ------          ---------------          --------              -----

Balance, March 31, 1996                      $5,752             $23,476,508          $20,686,136         $44,168,396

Net Income                                    - 0 -                   - 0 -            4,058,535           4,058,535
                                            -------            ------------          -----------         -----------

Balance, March 31, 1997                      $5,752             $23,476,508          $24,744,671         $48,226,931

Net Proceeds From Exercise
  of Options                                     18                 105,732                - 0 -             105,750

Net Income                                    - 0 -                   - 0 -            4,280,210           4,280,210
                                            -------             -----------          -----------         -----------

Balance, March 31, 1998                      $5,770             $23,582,240          $29,024,881         $52,612,891

Net Proceeds From Exercise
  of Options                                    102                 701,852                - 0 -             701,954

Issuance of Common Stock                        667               5,672,677                - 0 -           5,673,344

Net Income                                    - 0 -                   - 0 -            1,347,855           1,347,855
                                            -------             -----------          -----------         -----------

Balance, March 31, 1999                      $6,539             $29,956,769          $30,372,736         $60,336,044
                                            =======             ===========          ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                        ALLOU HEALTH AND BEAUTY CARE INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended March 31,

                                                                            1999                   1998                 1997
                                                                            ----                   ----                 ----

Cash Flows From Operating Activities
------------------------------------

   Net Income                                                           $  1,347,855          $  4,280,210          $  4,058,535

Adjustments to Reconcile Net Income to Net Cash
   Used in Operating Activities:

   Depreciation and Amortization                                             832,613               687,604               666,508
   Deferred Income Taxes                                                     832,000                 - 0 -               (30,422)

Decrease (Increase) In Assets:

   Accounts Receivable                                                    (6,044,539)            4,306,971           (14,461,052)
   Inventories                                                           (10,387,252)          (15,869,556)          (24,970,782)
   Other Assets                                                          (24,679,102)           (5,638,365)            4,160,904

Increase (Decrease) In Liabilities:

   Accounts Payable and Accrued Expenses                                  20,761,274              (823,692)            3,573,638
                                                                          ----------           -----------           -----------

     Net Cash Used In Operating Activities                               (17,337,151)          (13,056,828)          (27,002,671)
                                                                          ----------           -----------           -----------

Cash Flows From Investing Activities
------------------------------------

   Acquisition of Property and Equipment                                   ( 891,390)             (553,011)             (626,255)
                                                                         -----------           -----------           -----------

Cash Flows From Financing Activities
------------------------------------

   Net Increase in Amounts Due Bank                                       12,774,467            13,856,508            25,931,152
   Borrowings                                                                108,704               215,771             2,010,376
   Repayment of Debt                                                        (676,513)             (598,046)             (380,189)
   Net Proceeds from Exercise of Options
     and Issuance of Common Stock                                          6,375,298               105,750                 - 0 -
                                                                         -----------          ------------          ------------

       Net Cash Provided By Financing Activities                          18,581,956            13,579,983            27,561,339
                                                                         -----------          ------------          ------------

          NET INCREASE (DECREASE) IN CASH                                    353,415               (29,856)              (67,587)

          CASH AT BEGINNING OF YEAR                                           46,675                76,531               144,118
                                                                        ------------         -------------          ------------

          CASH AT END OF YEAR                                           $    400,090          $     46,675          $     76,531
                                                                        ============         =============          ============


Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:
   Interest                                                              $10,162,264          $  8,364,098          $  6,438,593
   Income Taxes                                                          $ 1,474,304          $  2,773,345          $  2,302,293


The Company issued equipment notes for $108,704, $215,771 and $2,010,376 during the years ended March 31, 1999, 1998 and 1997, respectively.

The accompanying notes are an integral part of these financial statements.



                             SELECTED FINANCIAL DATA

                         ALLOU HEALTH & BEAUTY CARE INC.


INCOME STATEMENT DATA:
                                                                  Year Ended March 31,
                                       1999        1998                   1997              1996            1995
                                       ----        ----                   ----              ----            ----
                                                     (In thousands, except for per share data)

Revenues                             $337,389         $301,756          $285,311          $273,322        $237,542
Costs of revenues                     291,681          262,601           250,843           241,734         208,906
                                     --------         --------         ---------          --------        --------

Gross profit                           45,708           39,155            34,468            31,588          28,636

Warehouse and delivery expense         10,525            9,317             8,592             8,063           6,864
Selling, general and
  administrative expense               25,767           14,458            12,766            11,894          10,250
                                    ---------         --------         ---------          --------        --------

Income from operations                  9,416           15,380            13,110            11,631          11,522
Interest and other                      7,167            8,470             6,567             5,513           3,956
                                    ---------        ---------         ---------          --------        --------

Income before income taxes              2,249            6,910             6,543             6,118           7,566
                                    ---------        ---------         ---------          --------        --------

Net income                         $    1,348       $    4,280          $  4,059          $  3,757        $  4,681
                                    =========        =========         =========          ========        ========
Net income per common share 1

        Basic                      $      .22       $      .74        $      .71          $    .66       $     .84
                                    =========        =========         =========          ========        ========

        Diluted                    $      .20       $      .72        $      .70          $    .65       $     .80
                                    =========        =========         =========          ========        ========

BALANCE SHEET DATA:

                                                                     As of March 31,
                                       1999            1998               1997              1996            1995
                                       ----            ----               ----              ----            ----

Working capital                     $  52,192         $ 43,959          $ 42,052          $ 37,557        $ 36,193
Total assets                          219,907          178,384           161,348           126,185         106,214
Total long-term liabilities               724            1,354             1,841               560             814
Total liabilities                     159,571          125,771           113,121            82,016          66,038
Stockholders' equity                   60,336           52,613            48,227            44,168          40,176


--------
1 Net income per common share for fiscal 1997 and prior periods have been restated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share, which requires presentation of basic earnings per share and diluted earnings per share.

                       ALLOU HEALTH AND BEAUTY CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Allou Health & Beauty Care, Inc. (the "Company") was incorporated on January 20, 1989 under the laws of the state of Delaware, on which date it acquired all of the outstanding shares of Allou Distributors, Inc. in exchange for 1,200,000 shares of its Class B Common Stock, thus making it a wholly-owned subsidiary.

         On June 23, 1998, the Company purchased certain assets of Direct Fragrance, Inc., a telemarketer of fragrances located in Florida for $2,761,671. The assets include inventories, property and equipment and intangibles.

         The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

         DESCRIPTION OF OPERATIONS - The Company is engaged in the business of distributing brand name health and beauty aids, cosmetics, fragrances, grocery products and pharmaceuticals. The Company also distributes generic brand health and beauty aids and manufactures hair and skin care products. The Company sells these products primarily to retailers throughout the United States.

         REVENUE RECOGNITION - The Company recognizes revenue at the time the products are shipped to the customer.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The recorded amounts of financial assets and liabilities at March 31, 1999 and 1998 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

         CONCENTRATION OF CREDIT RISK - The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         Concentration of credit risk with respect to trade accounts receivable is limited due to the number of entities and the size of those entities comprising the Company's customer base.

         INVENTORIES - Inventories, which consist of finished goods, are stated at the lower of average cost or market.

         PROPERTY & EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided for over the estimated useful lives of the assets by use of straight-line and accelerated methods.

         GOODWILL - Goodwill representing the excess of the purchase price over the fair value of net assets acquired is being amortized using the straight-line method, over periods ranging from fifteen to forty years.

         INCOME TAXES - The provision for income taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years (see note 12).

                       ALLOU HEALTH AND BEAUTY CARE, INC.

         EARNINGS PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares (see note 13).

         STOCK BASED COMPENSATION - The Company accounts for stock options as prescribed by APB Opinion No. 25 and includes pro forma information in the stock options footnote, as permitted by Statement of Financial Accounting Standards No. 123.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reported period. Actual results could differ from those estimates.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because the Company does not employ derivatives, management believes that the adoption of the new Statement will have no effect on earnings or the financial position of the Company.


2.       OTHER CURRENT ASSETS:

         Included in other current assets at March 31, 1999 are the following:

         (a) Loans to officers of $1,750,000 with interest being charged commensurate with the bank line of credit which was 7.16% at March 31, 1999.

         (b) Insurance reimbursement receivable of $6,835,812 for fire damage sustained on February 19, 1999. The Company has filed a claim in excess of $11,000,000 representing damaged inventories at its gross selling price. These financial statements reflect the damaged inventories at average cost only.

         (c) Prepaid advertising and marketing contracts totaling $1,393,333, which represent payment in advance of services performed.

                       ALLOU HEALTH AND BEAUTY CARE, INC.

3.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of:

                                  March 31,         March 31,      Estimated
                                     1999              1998      Useful Lives
                                     ----              ----      ------------

Machinery and Equipment           $1,989,344        $1,904,604        5 years
Furniture, Fixtures and
  Office Equipment                 3,234,679         2,575,258     5-10 years
Leasehold Improvements             2,861,482         2,714,254    10-33 years
                                   ---------         ---------
                                   8,085,505         7,194,116
Less:  Accumulated Depreciation    4,245,599         3,580,893
                                   ---------         ---------

                                  $3,839,906        $3,613,223
                                  ==========        ==========

         Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $664,706, $582,546 and $608,644, respectively.


4.       OTHER ASSETS:

         Included in other assets are the following:

         a) Goodwill, net of amortization of $2,120,040 in fiscal 1999 and $1,696,279 in fiscal 1998 created upon the purchase of the shares of M. Sobol Inc., the Company's wholly-owned subsidiary, and the purchase of selected assets of Russ Kalvin Inc. and Direct Fragrance Inc. Amortization expense for the years ended March 31, 1999, 1998 and 1997, amounted to $76,239, $66,864 and $57,864, respectively.

         b) Loans to officers of $2,016,665 in fiscal 1999 and $3,557,433 in fiscal 1998, which bear interest commensurate with the bank line of credit which was 7.16% at March 31, 1999 and 7.89% at March 31, 1998.


5.       AMOUNTS DUE BANK:

         The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventories with aggregate maximum advances of $145,000,000, with a $15,000,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventories and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rates charged to the Company at March 31, 1999 and 1998 were 7.16% and 7.89%, respectively.

                       ALLOU HEALTH AND BEAUTY CARE, INC.

6.       LONG-TERM DEBT:

         Long-term debt consists of:

         (a) Notes collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $53,145, which include interest at rates varying from 3/8% above the prime rate to 3.36% above the three year treasury rate. At March 31, 1999, the principal balance outstanding was $1,219,423.

         (b) A loan payable to the previous stockholder of M. Sobol, Inc. Interest is payable on the declining principal balance at 5.45% per annum, through April 1, 2000. At March 31, 1999 the principal balance outstanding was $212,462.

         The aggregate long-term debt is payable as follows:

           Year Ending
             March 31,
            ---------

                2000      $   707,652
                2001          622,860
                2002          101,374
                           ----------
                           $1,431,886


7.              ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                Accounts payable and accrued expenses consist of:

                                                    March 31,      March 31,
                                                       1999           1998
                                                       ----           ----

    Accounts Payable, Purchases                    $28,669,375    $10,270,572
    Selling, General & Administrative Expenses       3,995,110      1,722,656
    Accrued Bank Interest                              683,173        669,194
    Accrued Payroll                                    588,565        512,527
                                                  ------------   ------------
                                                   $33,936,223    $13,174,949


8.         COMMITMENTS AND CONTINGENCIES:

           OPERATING LEASES - The Company is obligated under real property operating leases expiring through May, 2005. Additionally, commencing on October 2, 1995, in connection with the operations of its wholly-owned hair care products subsidiaries, the Company entered into a five year real property operating lease for a facility located in California. As of March 31, 1999, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

                       ALLOU HEALTH AND BEAUTY CARE, INC.

           Year Ending
             March 31,
             --------

              2000                  $878,684
              2001                   768,749
              2002                   625,939
              2003                   625,939
              2004                   625,939
              2005-2006              730,261

         Rent expense for the years ended March 31, 1999, 1998 and 1997 amounted to $1,074,675, $895,879 and $896,910, respectively. Rent expense for the year ended March 31, 1999 includes $144,271 paid for the Company's premises in Florida where rent is being paid on a month to month basis.

         UNION CONTRACT - The Company has an agreement with the National Organization of Industrial Trade Unions which terminates on December 14, 2000. The agreement covers all warehouse and receiving employees, excluding supervisory personnel.

         DEFINED CONTRIBUTION PLAN - Effective April 1, 1996, the Company established a defined contribution plan (401k) for substantially all employees not covered under collective bargaining agreements. All employees over the age of 21, with at least one year of service to the Company, can contribute from 2% to 15% of their gross salaries limited to Internal Revenue Service regulations. Contributions by the Company are optional. For the years ended March 31, 1999, 1998 and 1997, the Company did not contribute to this plan.

         EMPLOYMENT AGREEMENTS - The Company has three year employment agreements with three of its officers, which expire July 31, 2001. These agreements provide for each officer to receive an annual salary of $300,000 and a bonus of 3% of the first $2,000,000, 2% of the next $1,000,000 and 1% of the remaining increase over the Company's prior year earnings before interest and taxes. For the year ended March 31, 1999, these officers received no bonus. For the years ended March 31, 1998 and 1997, such bonuses aggregated $206,482 and $145,221, respectively.

         Effective September 30, 1996, the Company entered into a three year employment agreement with a fourth officer, providing for an annual salary of $225,000 and a $75,000 bonus.

         LEGAL PROCEEDINGS - The Company is a party to a number of legal proceedings as either plaintiff or defendant, all of which are considered routine litigation incidental to the business of the Company.

         CONTRACTS - The Company was obligated under contracts with internet portals, through its subsidiary The Fragrance Counter Inc., beginning April 1, 1998 and expiring through December 31, 2001, totaling $16,829,000. With the sale of a majority interest of The Fragrance Counter Inc. on April 23, 1999, as disclosed in note 16, these contracts are no longer an obligation of the Company.

                       ALLOU HEALTH AND BEAUTY CARE, INC.

9.       STOCK OPTION PLANS:

         The Company has adopted Stock Option Plans, which provide for the granting of stock options to certain employees and directors. An aggregate of 2,800,000 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant.

         Option activities for the years ended March 31, 1999, 1998, and 1997 were as follows:

                                   1999             1998               1997
                                   ----             ----               ----
Options outstanding
  at beginning of year            2,036,025        1,381,150         1,184,500
Granted                             559,750        1,136,100           375,000
Exercised                          (102,605)         (17,625)            - 0 -
Cancelled                            (3,750)        (463,600)         (178,350)
                                 ----------        ---------         ---------

Options Outstanding
  at end of year                  2,489,420        2,036,025         1,381,150
                                 ==========        =========         =========

Option price range
  at end of year              $5.80 to $7.70   $5.80 to $10.00   $5.80 to $10.00
                               ====     ====    ====     =====    ====     =====

         The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, net income per common share would have been reduced to the following pro forma amounts:

                                            March 31,    March 31,    March 31,
                                              1999         1998         1997
                                              ----         ----         ----

   Net Income - Pro Forma                   $963,648    $4,060,011    $3,582,793
   Earnings Per Common Share - Pro Forma        $.14          $.68          $.62

         The pro forma amounts are not indicative of anticipated future disclosures because SFAS 123 does not apply to options granted before fiscal 1996.

         The weighted average fair value at date of grant for options granted during fiscal 1999, 1998 and 1997 was $1.51, $2.43 and $1.50, respectively, and were estimated using the Black-Scholes option pricing model. The following assumptions were applied:

         No dividend yield; expected volatility rates of 42%, 31% and 25%; Risk free interest rates approximating 4%, 6% and 5% and expected lives of 5 years, 4 years and 2.3 years, respectively.

                       ALLOU HEALTH AND BEAUTY CARE, INC.

10.      STOCKHOLDERS' EQUITY:

         On September 11, 1996, the stockholders of the Company approved an increase in the number of authorized shares of Class B Common Stock from 1,700,000 to 2,200,000 shares. On September 15, 1998, the stockholders of the Company approved an increase in the number of authorized shares of Class A common stock from 10,000,000 to 15,000,000 shares. The Company is also authorized to issue 1,000,000 shares of preferred stock. Holders of Class A Common Stock and Class B Common Stock share pro rata in all dividends declared by the Board of Directors. The holders of Class A Common Stock and Class B Common Stock are entitled to one and five votes per share, respectively, for every matter on which the stockholders of the Company are entitled to vote. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. All outstanding shares of Class A Common Stock and Class B Common Stock are freely transferable, subject to applicable law.

         On December 15, 1998, the Company sold 666,667 shares of its Class A common stock at $9 per share in a private placement offering, which were registered on January 26, 1999. Net proceeds to the Company from the offering after deduction of associated expenses were $5,673,344. This sale included the sale of Warrants which were exercisable into a variable number of shares of Class A Common Stock if the market price fell below 115% ($10.35) of the sale price during three exercise periods which began 30 days after the effective date. As a result of the market price fluctuations of the Company's stock during these periods, the Company is obligated to issue an additional 79,876 shares of its Class A Common Stock in connection with the private placement.

         During the current period, employees of the Company exercised 102,605 of stock options, which resulted in net proceeds to the Company of $701,954.


11.      SALE OF A MINORITY INTEREST:

         On April 27, 1998, certain officers of the Company advanced cash of $3,000,000 to The Fragrance Counter Inc., then a wholly owned subsidiary of the Company, and received a note for $3,000,000 bearing interest of 8.75% per annum with a maturity date of October 27, 1998. The note was convertible into a 17.5% equity interest in common stock of The Fragrance Counter Inc. if the note was not repaid by the due date. Additionally, these officers received warrants to purchase a 17.5% equity interest in The Fragrance Counter Inc. at a cost of $3,000,000 for a period of five years. On October 27, 1998 in lieu of repayment, these officers received a 17.5% equity interest in common stock of The Fragrance Counter Inc. Allou Health and Beauty Care Inc. retains 82.5% of the shares outstanding. As a result of this transaction, the Company recognized a gain of $3,000,000.

                       ALLOU HEALTH AND BEAUTY CARE, INC.

12.      INCOME TAXES:

         The components of income tax expense are summarized as follows:

                                              Years Ended March 31,
                                      1999         1998           1997
                                      ----         ----           ----
              Current:

              Federal               $ (17,000)   $2,153,045    $2,072,291
              State                    86,000       477,345       411,822
                                     --------    ----------    ----------
                                       69,000     2,630,390     2,484,113
                                     --------     ---------    ----------

              Deferred:

              Federal                 704,000         - 0 -         - 0 -
              State                   128,000         - 0 -         - 0 -
                                     --------    ----------   -----------
                                      832,000         - 0 -         - 0 -
                                     --------    ----------   -----------

              Total                  $901,000    $2,630,390    $2,484,113
                                     ========     =========   ===========

         The following is a reconciliation of the statutory income tax rate to the total effective tax rates:

                                                                                     Years Ended March 31,
                                                                               1999         1998          1997
                                                                               ----         ----          ----

Federal Statutory Income Tax Rate                                              34.0%        34.0%         34.0%

Increase in Tax Rates Resulting from:
 State Income Taxes, Net of Federal Tax
  Benefits                                                                      7.2%         5.3%          5.3%

Net Operating Loss Carryforward from
 Subsidiary                                                                    (1.2%)       (1.2%)        (1.3%)
                                                                               -----        -----         -----

        Total Effective Tax Rates                                              40.0%        38.1%         38.0%
                                                                               =====        =====         =====

Deferred tax assets (liabilities) are comprised of the following:

                                                                                         March 31,
                                                                                 1999              1998
                                                                                 ----              ----

Allowance for Uncollectible Accounts Receivable                              $   256,000     $     - 0 -
Gain on Sale of Minority Interest in Subsidiary                               (1,088,000)          - 0 -
                                                                               ---------      ----------

Net Deferred Tax Liability                                                   $  (832,000)    $     - 0 -
                                                                              ==========      ==========

                       ALLOU HEALTH AND BEAUTY CARE, INC.

         At March 31, 1999, net operating loss carryforwards of approximately $94,000 are available to offset future earnings. These losses were generated by the Company's subsidiary M. Sobol Inc., prior to its acquisition by the Company, and as such are limited to $85,000 per year as per Internal Revenue Service regulations.


13.      EARNINGS PER SHARE:

         The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". (SFAS
128) replaces the presentation of earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares for the period. It also requires dual presentation of basic and diluted EPS for companies with "complex capital structures", as defined. EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operations periods presented herein.

                                               Year Ended March 31,
                                        1999          1998          1997
                                        ----          ----          ----

Basic                                  6,061,431     5,757,328    5,752,225
Assumed exercise of stock options        738,712       215,064       56,857
                                      ----------     ---------   ----------
Diluted                                6,800,143     5,972,392    5,809,082
                                      ==========     =========    =========

         Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

         For the year ended March 31, 1999, all outstanding stock options were included in the computation of diluted earnings per share. For the years ended March 31, 1998 and 1997, options to purchase 415,300 and 548,400 shares, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.


14.      RELATED PARTY TRANSACTIONS:

         The Company purchases inventories from various entities that are controlled by certain of the Company's officers. For the years ended March 31, 1999, 1998 and 1997, purchases from related parties amounted to $5,867,482, $4,443,634 and $1,705,355, respectively., with $8,838,312 of prepaid purchases at March 31, 1999.


15.      SEGMENT DATA:

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or a different customer base.

                       ALLOU HEALTH AND BEAUTY CARE, INC.

         The Company's reportable operating segments includes:

         a) Wholesale distribution of cosmetics, fragrances, health and beauty aids and non-perishable food products.

         b) Wholesale distribution of pharmaceuticals.

         c) Manufacturing of hair and skin care products.

         d) Sales of fragrances through the internet.

         The accounting policies of the Company's operating segments are the same as those described in Note 1 Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on segment profit, which includes the overhead charges directly attributable to the segment and excludes certain expenses, which are managed outside the reportable segments. Corporate expenses including interest and income taxes are being allocated to the wholesale distribution segment only.

         Operating segment data for each of the three years in the period ended March 31, 1999 was as follows:

                                                                                 Internet
                                    Wholesale   Pharmaceuticals                    Sales    Intersegment
                                  Distribution   Distribution    Manufacturing  Operations  Transactions  Consolidated
                                 -------------  ---------------  -------------  ----------  ------------  ------------
Year Ended March 31, 1999
-------------------------

   Revenue                         $292,004,548    $46,961,918     $1,867,979    $3,214,111  $(6,659,295) $337,389,261
   Depreciation and Amortization        624,514         14,189        106,079        87,831        - 0 -       832,613
   Income (Loss) From Operations     20,758,050        424,208     (1,630,531)  (10,135,727)       - 0 -     9,416,000
   Segment Assets                   200,889,277     12,744,061      2,252,195     4,021,848        - 0 -   219,907,381

Year Ended March 31, 1998

    Revenue                        $256,603,011    $45,856,322     $1,661,073      $664,250  $(3,028,189) $301,756,467
   Depreciation and Amortization        569,757         23,329         94,518         - 0 -        - 0 -       687,604
   Income (Loss) From Operations     16,905,035        413,980     (1,016,410)     (922,314)       - 0 -    15,380,291
   Segment Assets                   166,793,002      8,836,726      2,002,601       751,967        - 0 -   178,384,296

Year Ended March 31, 1997

   Revenue                         $234,482,864    $48,906,547     $1,922,030     $   - 0 -    $   - 0 -  $285,311,441
   Depreciation and Amortization        578,015         27,236         61,257         - 0 -        - 0 -       666,508
   Income (Loss) From Operations     13,725,130         84,189       (699,678)        - 0 -        - 0 -    13,109,641
   Segment Assets                   148,608,984     10,802,877      1,935,934         - 0 -        - 0 -   161,347,795


                       ALLOU HEALTH AND BEAUTY CARE, INC.

16.      SUBSEQUENT EVENT:

         On April 23, 1999, the Company sold 69% of its interest in The Fragrance Counter Inc. for net proceeds of $11,296,584 in cash and $8,900,000 in notes, bearing interest at prime plus .375%. $400,000 is due in July, 1999 plus accrued interest and $8,500,000 is due in April, 2000 plus accrued interest. The Company retains a 13% minority interest.


17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                  Diluted
                                                                 Net          Earnings (Loss)
                                            Gross              Income           Per Common
Quarters Ended           Revenues           Profit             (Loss)              Share
--------------           --------           ------            -------         ---------------
June 30, 1998            $68,634,713       $10,343,797       $    697,152         $ .11
June 30, 1997            $64,855,684      $  9,706,275       $    987,970         $ .16

September 30, 1998       $89,667,276       $11,366,851       $    236,744         $ .04
September 30, 1997       $83,341,115      $  9,290,085       $  1,228,750         $ .21

December 31, 1998        $89,542,944       $11,837,206       $  1,584,127         $ .24
December 31, 1997        $76,349,440       $10,653,164       $  1,322,032         $ .22

March 31, 1999           $89,544,328       $12,160,105       $ (1,170,164)        $(.15)
March 31, 1998           $77,210,228        $9,506,081       $    741,458         $ .12


                                                                   Schedule VIII
                                                                   -------------


                        ALLOU HEALTH & BEAUTY CARE, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


       Column A                             Column B                 Column C             Column D            Column E
       ---------                            --------                 Additions            Deductions          --------
                                                                     ---------            ----------

                                            Balance at               Charged to           Write off of        Balance
                                            Beginning                costs and            uncollectible       at end
       Description                          of period                expenses             accounts            of period
       -----------                          ----------               ----------           -------------       ---------

March 31, 1997
 Allowance for Doubtful Accounts            $373,890                 $560,000             $378,208            $555,682

March 31, 1998
 Allowance for Doubtful Accounts            $555,682                 $695,225             $879,432            $371,475

March 31, 1999
 Allowance for Doubtful Accounts            $371,475               $1,465,000             $220,510          $1,615,965

                               INDEX TO EXHIBITS
                               -----------------


Exhibit No.                  Description
----------                   -----------

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

*10.1 Employment Contract dated as of August 1, 1998 between the Registrant and Victor Jacobs.

*10.2 Employment Contract dated as of August 1, 1998 between Registrant and Herman Jacobs.

*10.3 Employment Contract dated as of August 1, 1998 between the Registrant and Jack Jacobs.

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

Exhibit No.                  Description
----------                   -----------

10.13 Agreement dated December 13, 1994 between Allou Distributors, Inc. and the National Organization of Industrial Trade Unions (filed as Exhibit 10(i) to the Registrant's 1995 Form 10-K and incorporated herein by reference).

10.14 Agreement dated December 15, 1997 between Allou Distributors, Inc. and Local No. 1 (filed as Exhibit 10.14 to the Registrant's 1998 Form 10-K and incorporated herein by reference).

10.15 Third Restated and Amended Revolving Credit and Security Agreement dated October 22, 1997 among BankBoston, N.A., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., Bank Leumi Trust Company of New York, The Dime Savings Bank of New York, FSB, The First National Bank of Maryland, Key Corporate Capital, Inc. (filed as Exhibit 10.15 to the Registrant's 1998 Form 10-K and incorporated herein by reference).

10.16 Master Lease Finance Agreement dated as of April 24, 1996 between BankBoston Leasing Inc. and Allou Distributors, Inc. (filed as Exhibit 10-14 to Registrant's 1996 10-K and incorporated herein by reference).

21 Subsidiaries of the Registrant (filed as Exhibit 21 to Registrant's 1996 10-K and incorporated herein by reference).

*23       Consent of Mayer Rispler & Company, P.C.

*27       Financial Data Schedule

----------------
* Filed herewith