Form 10-K/A
period 1999-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 1999-07-09
CIK 846538

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1

                                       ON
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                      FROM _______________ TO _____________

                           Commission file no. 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    DELAWARE                                 11-2953972
-------------------------------------------------    ----------------------
 (State or other jurisdiction of incorporation        (I.R.S. Employer
   or organization)                                   Identification No.)


  50 EMJAY BOULEVARD, BRENTWOOD, NEW YORK                         11717
--------------------------------------------------          ----------------
  (Address of principal executive offices)                    (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 273-4000

     Securities registered pursuant to Section 12(b) of the Act:

                        Name of Each Exchange
                Title of Each Class On Which Registered
             ------------------------------------------

 Class A Common Stock, par value $.001 per share American Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 11-2953972 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. / /

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on May 12, 1999 was $47,988,365. Such aggregate market value is computed by reference to the closing sales price of the Class A common stock on such date. For purposes of this calculation, the Registrant has excluded the Class B common stock, which is held primarily by affiliates and is not publicly-traded.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,433,360 shares of Class A common stock and 1,200,000 shares of Class B common stock as of the close of business on June 28, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

This amendment to the Allou Health and Beauty Care, Inc. (the "Registrant") on Form 10-K/a is being filed to include the following information that was either inadvertently omitted or incorrect:

         (i) on the cover: on May 12, 1999 the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant was $47,988,365. Please see amended cover attached.

         (ii) on the cover: on June 28, 1999, the number of Class A common shares outstanding was 5,433,360 and the number of Class B common shares outstanding was 1,200,000.
               Please see amended cover attached.

        (iii) Item 6, Net income per common share, basic and diluted: the figures for the columns pertaining to the fiscal years 1995, 1996, 1998, 1999 have been amended. Please see amended page 3 attached.

         (iv) Item 7, Financial Condition, Liquidity and Capital Resources, the Registrant's working capital increased $8.2 million to $52.2 million. Please see amended p. 5 attached.

         (v) Schedule VIII: the March 31, 1999 Allowance for Doubtful Accounts figures were inadvertently omitted. Please see the amended
               Schedule VIII attached.

ITEM 6.             SELECTED FINANCIAL DATA

                        ALLOU HEALTH & BEAUTY CARE, INC.


                                                                     YEARS ENDED MARCH 31,
                                                                     ---------------------

                                                     1995        1996        1997        1998        1999
                                                     ----        ----        ----        ----
                                                                    (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:

Revenues.........................................     $237,542   $273,322    $285,311    $301,756    $337,389

Costs of revenues................................      208,906    241,734     250,843     262,601     291,681
                                                       -------    -------     -------     -------     -------
Gross profit.....................................       28,636     31,588      34,468      39,155      45,708

Warehouse and delivery expense...................        6,864      8,063       8,592       9,317      10,525

Selling, general and administrative expense......       10,250     11,894      12,766      14,458      25,767
                                                        ------     ------      ------      ------      ------
Income from operations...........................       11,522     11,637      13,110      15,380       9,416

Interest and other...............................        3,956      5,513       6,567       8,470       7,167
                                                       -------    -------     -------     -------     -------
Income before income taxes.......................        7,566      6,118       6,543       6,910       2,249
                                                       -------    -------     -------     -------     -------
Net income.......................................       $4,681     $3,757    $  4,059    $  4,280      $1,348
                                                        ======     ======    ========    ========      ======
Net income per common share1
          Basic..................................     $    .84   $    .66    $    .71  $      .74    $    .22
                                                      ========   ========    ========  ==========    ========
          Diluted................................     $    .80   $    .65    $    .70  $      .72    $    .20
                                                      ========   ========    ========  ==========    ========


OTHER DATA:
Depreciation and amortization....................          413        525         667         688         833
EBITDA...........................................       11,956     12,167      13,824      16,081      13,258
Capital expenditures.............................        1,452      1,483         626         553         891
Ratio of earnings to fixed charges...............         2.90       2.10        1.99        1.81        1.22

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents........................          126        144          77          47         400
Total assets.....................................      106,214    126,185     161,348     178,384     219,907

Total long-term liabilities, including current
   maturities....................................        1,059        782       2,382       2,000       1,432
Stockholders' equity.............................       40,176     44,168      48,227      52,613      60,336

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

         Our working capital increased $8.2 million to $52.2 million at March 31, 1999 from $44.0 million at March 31, 1998, primarily due to an increase in accounts receivable and inventories less an increased amount due the bank, accounts payable and accrued expenses.

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

                                      ALLOU HEALTH & BEAUTY CARE, INC.


                                      By:  /s/ Victor Jacobs
                                           -------------------------------------
                                               Victor Jacobs
                                               Chairman of the Board and
                                               Chief Executive Officer

Dated:   July 1, 1999

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
