Form 10-Q
period 1999-06-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1999-08-16
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the quarterly period ended June 30, 1999.

_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transition period from ______________ to ____________.

                         Commission file number 1-10340


                        ALLOU HEALTH & BEAUTY CARE, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                              11-2953972
           --------                              ----------
(State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)

50 Emjay Boulevard, Brentwood, NY                      11717
---------------------------------                      -----
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code  (516) 273-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             August 10, 1999
               -----                             ---------------

Class A Common Stock, $.001 par value                  5,443,576
                                                       =========

Class B Common Stock, $.001 par value                  1,200,000
                                                       =========

                     ALLOU HEALTH & BEAUTY CARE, INC.




                                      INDEX

                                                                    PAGE
                                                                    ----

Part I.  Financial Information
    Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30,1999
           (unaudited) and March 31, 1999                             3

         Consolidated Statements of Income & Retained
           Earnings (unaudited) For the Three Month Periods
           Ended June 30, 1999 and 1998                               4

         Consolidated Statements of Cash Flows (unaudited)
           For the Three Month Period Ended June 30, 1999 and 1998    5

         Notes to Consolidated Financial Statements (unaudited)       6

    Item 2.  Management's Discussion and Analysis of

               Financial Condition and Results of Operations          7

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                        10

Signatures                                                           11

Exhibit Index                                                        12


                       ALLOU HEALTH AND BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                            June 30,             March 31,
                                                                                               1999                 1999
                                                                                          (Unaudited)

Current Assets
   Cash                                                                               $       228,941       $      400,090
   Accounts Receivable (less allowance for
    doubtful accounts of $1,775,964 at June 30,
    1999 and $1,615,965 at March 31, 1999)                                                 45,448,145           50,162,450
   Inventories                                                                            140,824,946          122,917,911
   Prepaid Purchases                                                                        8,825,863           24,682,481
   Note Receivable                                                                          8,900,000                - 0 -
   Other Current Assets                                                                    10,865,598           12,876,642
                                                                                          -----------          -----------
         Total Current Assets                                                            $215,093,493         $211,039,574
Property and Equipment, Less Accumulated Depreciation                                       3,569,241            3,839,906
Other Assets                                                                                7,280,434            5,027,901
                                                                                          -----------          -----------
                TOTAL ASSETS                                                             $225,943,168         $219,907,381
                                                                                          ===========          ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
   Amounts Due Bank                                                                      $123,815,181         $123,371,228
   Current Portion of Long-Term Debt                                                          523,187              707,652
   Accounts Payable and Accrued Expenses                                                   18,482,980           33,936,223
   Income Taxes Payable                                                                     4,670,391                - 0 -
   Deferred Income Taxes                                                                    3,230,000              832,000
                                                                                          -----------          -----------
         Total Current Liabilities                                                       $150,721,739         $158,847,103
                                                                                          -----------          -----------

Long Term Liabilities
   Long-Term Debt, Less Current Portion                                                       618,939              724,234
                                                                                          -----------          -----------
         Total Long Term Liabilities                                                          618,939              724,234
                                                                                          -----------          -----------

                TOTAL LIABILITIES                                                        $151,340,678         $159,571,337
                                                                                          -----------          -----------

Commitments and Contingencies

Stockholders' Equity
   Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding.

   Class A Common Stock, $.001 par value;
    15,000,000 shares authorized;
     5,443,576 and 5,339,122 shares issued and
     outstanding at June 30, 1999 and March 31, 1999                                $           5,443     $          5,339
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding
     at June 30, 1999 and March 31, 1999                                                        1,200                1,200
   Additional Paid-In Capital                                                              30,090,905           29,956,769
   Retained Earnings                                                                       44,504,942           30,372,736
                                                                                          -----------          -----------
                TOTAL STOCKHOLDERS' EQUITY                                                 74,602,490           60,336,044
                                                                                          -----------          -----------
                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $225,943,168         $219,907,381
                                                                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                              June 30,

                                                                 1999                  1998
                                                                 ----                  ----
Revenues                                                         $78,147,211          $68,634,713

Costs of Revenues                                                 67,306,080           58,290,916
                                                                  ----------           ----------

                Gross Profit                                      10,841,131           10,343,797
                                                                  ----------           ----------
Operating Expenses

   Warehouse and Delivery                                          2,598,922            2,247,097
   Selling, General and Administrative                             4,051,765            4,555,489
                                                                  ----------           ----------

         Total Expenses                                            6,650,687            6,802,586
                                                                  ----------           ----------

         Income From Operations                                    4,190,444            3,541,211
                                                                  ----------           ----------
Other Charges (Credits)

   Interest Expense                                                2,190,757            2,405,070
   Other                                                          (   12,163)          (    5,311)
   Interest Income                                                (  142,895)               - 0 -
                                                                  ----------           ----------

         Total                                                     2,035,699            2,399,759
                                                                  ----------           ----------

         Income From Operations Before Income Taxes                2,154,745            1,141,452

   Provision for Income Taxes                                        819,000              444,300
                                                                  ----------           ----------

         Income From Continuing Operations                         1,335,745              697,152

         Loss From Discontinued Operations
           Net of Income Taxes of $316,000                         ( 516,764)               - 0 -

         Gain on Disposal of Discontinued Operations
           Net of Income Taxes of $8,159,000                      13,313,225                - 0 -
                                                                  ----------           ----------

                NET INCOME                                       $14,132,206          $   697,152

                RETAINED EARNINGS - BEGINNING                     30,372,736           29,024,881
                                                                  ----------           ----------

                RETAINED EARNINGS - ENDING                       $44,504,942          $29,722,033
                                                                  ==========           ==========

   Earnings Per Common Share

   Basic:

       Continuing Operations                                         $  .20                   $.12

       Discontinued Operations                                         1.93                    .00
                                                                       ----                    ---

         Net Income                                                   $2.13                   $.12
                                                                       ====                    ===
   Diluted:

       Continuing Operations                                         $  .18                   $.11

       Discontinued Operations                                         1.69                    .00
                                                                       ----                    ---

         Net Income                                                   $1.87                   $.11
                                                                       ====                    ===

   The accompanying notes are an integral part of these financial statements.

                         ALLOU HEALTH & BEAUTY CARE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For The Three Months Ended
                                                                          June 30,
                                                                  1999               1998
                                                                  ----               ----
Cash Flows From Operating Activities
------------------------------------
     Net Income                                                 $14,132,206          $   697,152

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

     Depreciation and Amortization                                  195,624              192,858

Decrease (Increase) In Assets:

     Accounts Receivable                                          4,714,305            1,964,640
     Inventories                                                (17,907,035)         (18,131,144)
     )
     Prepaid Purchases and Other Assets                          15,564,037         (  4,781,934)
     Note Receivable                                            ( 8,900,000)                 -0-

Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                      (15,453,243)           4,217,423
     Income Taxes Payable                                         7,068,391                  -0-
                                                               ------------           ----------
         Net Cash Used In Operating Activities                  (   585,715)         (15,841,005)
                                                               ------------           ----------

Cash Flows Used in Investing Activities

     Acquisition of Property and Equipment                      (   550,617)         (   292,949)
     Disposition of Property and Equipment                          676,750                  -0-
                                                               ------------           ----------

         Net Cash Provided by Investing Activities                  126,133          (   292,949)
                                                               ------------           ----------

Cash Flows From Financing Activities

     Net Increase in Amounts Due Bank                               443,953           12,945,454
     Borrowings                                                      39,132            3,108,704
     Repayment of Debt                                          (   328,892)         (   272,215
     Net Proceeds From Exercise of Options and Warrants             134,240              525,029
                                                               ------------           ----------

         Net Cash Provided By Financing Activities                  288,433           16,306,972
                                                               ------------           ----------

                INCREASE (DECREASE) IN CASH                     (   171,149)             173,018


                CASH AT BEGINNING OF PERIOD                         400,090               46,675
                                                               ------------           ----------

                CASH AT END OF PERIOD                          $    228,941          $   219,693
                                                               ============           ==========


Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:

     Interest                                                   $ 2,184,859         $  2,402,314
     Income Taxes                                               $       -0-         $    239,604


During the three months ended June 30, 1999 and 1998 the Company issued notes for $39,132 and $3,108,704, respectively.


   The accompanying notes are an integral part of these financial statements.

                         ALLOU HEALTH & BEAUTY CARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements of Allou Health & Beauty Care Inc. (the Company) have been prepared in conformity with generally accepted accounting principles consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 1999. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year March 31, 1999.

2. On April 23, 1999, the Company sold 69% of its interest in The Fragrance Counter Inc. for net proceeds of $11,296,584 in cash and $8,900,000 in notes, bearing interest at 3/8% above the prime rate, $400,000 is due in July, 1999 plus accrued interest and $8,500,000 is due in April, 2000 plus accrued interest. The Company retains a 13% minority interest. As a result of the disposition, the Company recognized a gain of $21,472,225 and has provided for $8,159,000 of related taxes of which $3,230,000 has been deferred to fiscal 2001, when the $8,500,000 note is due.

3. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                                   June 30,

                                             1999             1998
                                             ----             ----

      Basic                               6,639,873         5,822,848
      Assumed exercise of stock options     918,072           757,148
                                         ----------        ----------

      Diluted                             7,557,945         6,579,996
                                          =========         =========

      Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

ITEM 2: MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


A.       RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

         Revenues for the three months ended June 30, 1999 were $78,147,211 representing a 13.8% increase over revenues of $68,634,713 for the three months ended June 30, 1998.

         This increase in revenues is attributable to increased sales. Contributions to revenues by product segment is as follows:

         Health and beauty aids increased 9.5% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales and an expanded customer base.

         Sales of prestige designer fragrances were relatively unchanged when compared to the same period in the prior year.

         Sales of nationally advertised non-perishable branded food products grew 81% when compared to the same period in the prior year due to this segment of our business being categorized by our ability to purchase off-price non-perishable branded foods from the manufacturers. During the quarter that ended June 30, 1999, the Company was able to take advantage of an increased level of promotional goods offered to the Company by manufacturers which the Company then sold to its customers thus resulting in increased sales.

         Sales of pharmaceutical items increased 21% within the Company's wholly-owned subsidiary, M. Sobol, Inc. when compared to the same period in the prior year. This was a result of new products introduced by the pharmaceutical manufacturers and an expanded customer base which has resulted in an increase in the volume of products sold.

         Gross profit as a percentage of revenues decreased to 13.9% for the three months ended June 30, 1999 when compared to 15.1% for the same period in the previous year. This decrease was primarily due to the Company's higher replacement cost of fragrance inventory destroyed as a result of a fire that occurred in a section in the Company's warehouse premises during the 4th quarter of Fiscal 1999. The loss was fully insured.

         Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 8.5% for the three months ended June 30, 1999 from 9.9% when compared to the same period in the prior year. This decrease in operating expenses is due primarily to expenses that are no longer incurred as a result of the sale of a majority interest in the Company's e-commerce subsidiary The Fragrance Counter, Inc.

         Inventories increased by approximately $10.2 million or 7.8% in fiscal 1999 when compared to the same period in fiscal 1998. This increase in inventory is attributable to merchandise purchased in anticipation of increased sales.

         Interest expense for the three months ended June 30, 1999 decreased to 2.8% from 3.5% when compared to the three months ended June 30, 1998. This decrease is due to a reduced interest rate.

         Net income for the three months ended June 30, 1999 was $14,132,206 which includes a one time gain of $12,796,461 (net of taxes) which was realized from the sale of a majority interest in the Company's e-commerce subsidiary, The Fragrance Counter, Inc. Net income from operations for the three months ended June 30, 1999, was $1,335,748 representing a 92% increase over net income of $697,148 for the comparable period in 1998. This increase in net income is due primarily to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of June 30, 1999, the Company had $123,815,181 outstanding under its $145,000,000 bank line of credit. The loan is collaterized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2.0% above the Eurodollar rate, at the option of the Company. The effective interest rate charged to the Company at June 30, 1999 was 7.18% which, was based on a combination of 2.0% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

         The Company's accounts receivable increased to $45,448,145 at June 30, 1999 from $42,153,271 at June 30, 1998 representing an increase of 7.8%. This increase in accounts receivable is due to increased revenues during this period.

         The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes that its internally generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through the fiscal year ending March 31, 2000.

INFLATION AND SEASONALITY

         Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will have any significant affect on its future business. The

Company's fragrance business is seasonal, with greater sales during the Christmas season then in other seasons. The Company's other product lines are not seasonal.

YEAR 2000

         The Company does not expect that the cost of modify or replace software that it uses, so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance") will be material. The Company has initiated formal communications with its significant vendors and customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company. There can be no guarantee that the systems of such other companies will be timely converted, or that their conversion will be compatible with information included in the Company's systems, without a material adverse effect on the Company's business, financial condition, or results of operations.

                                     Part II



Item 6.        Exhibits and reports on Form 8-K

               (a)      Exhibits


    Exhibit           Description

          10.17 Stock Purchase Agreement among the Company, The Fragrance Counter, Inc. and the Purchasers named therein dated as of April 23, 1999.

          27.1        Financial Data Schedule.

               (b)    Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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



                                                          /s/ Herman Jacobs
                                           -------------------------------------
                                                              Herman Jacobs
                                           President and Chief Operating Officer




                                                      /s/ David Shamilzadeh
                                            ------------------------------------
                                                          David Shamilzadeh
                                                      Chief Financial Officer


Dated: August 16, 1999

                                  EXHIBIT INDEX



    Exhibit            Description
    -------            -----------



          10.17 Stock Purchase Agreement among the Company, The Fragrance Counter, Inc. and the Purchasers named therein dated as of April 23, 1999.

          27.1         Financial Data Schedule