Form 10-Q
period 1999-09-30
ALLOU HEALTH & BEAUTY CARE INC
filed 1999-11-12
CIK 846538

SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[_]  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange  Act of 1934 for the  transition  period  from  ______________  to
     ____________.

                         Commission file number 1-10340
                                                -------

                        ALLOU HEALTH & BEAUTY CARE, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      11-2953972
           --------                                      ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
  of incorporation or organization)

50 Emjay Boulevard, Brentwood, NY                          11717
---------------------------------                          -----
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code  (516) 273-4000
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                      November 4, 1999
               -----                                      ----------------

Class A Common Stock, $.001 par value                       5,443,576
                                                            =========
Class B Common Stock, $.001 par value                       1,200,000
                                                            =========

                       ALLOU HEALTH AND BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                               September 30,          March 31,
                                                                   1999                 1999
                                                               -------------          ---------
                                                               (Unaudited)
Current Assets
   Cash                                                        $    263,902         $    400,090
   Accounts Receivable (less allowance for
    doubtful accounts of $2,695,443 at September 30,
    1999 and $1,615,965 at March 31, 1999)                       61,673,636           50,162,450
   Inventories                                                  149,948,878          122,917,911
   Prepaid Purchases                                             12,953,549           24,682,481
   Note Receivable                                                8,500,000                - 0 -
   Other Current Assets                                           7,242,496           12,876,642
                                                                -----------          -----------
         Total Current Assets                                  $240,582,461         $211,039,574
Property and Equipment, Less Accumulated Depreciation             3,710,360            3,839,906
Other Assets                                                      6,477,255            5,027,901
                                                                -----------          -----------
                TOTAL ASSETS                                   $250,770,076         $219,907,381
                                                                ===========          ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities
-------------------
   Amounts Due Bank                                            $143,878,405         $123,371,228
   Current Portion of Long-Term Debt                                465,930              707,652
   Accounts Payable and Accrued Expenses                         21,241,690           33,936,223
   Income Taxes Payable                                           4,674,391                - 0 -
   Deferred Income Taxes                                          3,230,000              832,000
                                                                -----------          -----------
         Total Current Liabilities                             $173,490,416         $158,847,103
                                                                -----------          -----------
Long Term Liabilities
   Long-Term Debt, Less Current Portion                             613,478              724,234
                                                                -----------          -----------
         Total Long Term Liabilities                                613,478              724,234
                                                                -----------          -----------
                TOTAL LIABILITIES                              $174,103,894         $159,571,337
                                                                -----------          -----------
Commitments and Contingencies

Stockholders' Equity
--------------------
   Preferred Stock, $.001 par value, 1,000,000
    shares  authorized, none issued
    and outstanding.

   Class A Common Stock, $.001 par value;
     15,000,000 shares authorized;
     5,443,576 and 5,339,122 shares issued and
     outstanding at September 30, 1999 and March 31, 1999      $      5,443         $      5,339
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding
     at September 30, 1999 and March 31, 1999                         1,200                1,200
   Additional Paid-In Capital                                    30,090,905           29,956,769
   Retained Earnings                                             46,568,634           30,372,736
                                                                -----------          -----------
                TOTAL STOCKHOLDERS' EQUITY                       76,666,182           60,336,044
                                                                -----------          -----------
                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $250,770,076         $219,907,381
                                                                ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                       ALLOU HEALTH and BEAUTY CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                For The Six Months Ended
                                                                     September 30,
                                                               1999                 1998
                                                               ----                 ----
Revenues                                                   $179,158,877         $157,306,524

Costs of Revenues                                           154,530,392          136,000,982
                                                            -----------         ------------
                Gross Profit                                 24,628,485           21,305,542
                                                           ------------         ------------
Operating Expenses
------------------
   Warehouse and Delivery                                     5,558,291            4,873,080
   Selling, General and Administrative                        9,102,617            6,948,880
                                                          -------------         ------------
         Total Expenses                                      14,660,908           11,821,960
                                                           ------------         ------------
         Income From Operations                               9,967,577            9,483,582
                                                          -------------         ------------
Other Charges (Credits)
-----------------------
  Interest Expense                                            4,817,113            5,012,737
   Interest Income                                             (331,973)               - 0 -
                                                          -------------         ------------
         Total                                                4,485,140            5,012,737
                                                          -------------         ------------
         Income From Operations Before Income Taxes           5,482,437            4,470,845

   Provision for Income Taxes                                 2,083,000            1,746,631
                                                          -------------         ------------
         Income From Continuing Operations                    3,399,437            2,724,214

         Loss From Discontinued Operations
           Net of Income Taxes                          (       516,764)          (1,790,318)

         Gain on Disposal of Discontinued Operations
           Net of Income Taxes                               13,313,225                - 0 -
                                                           ------------         ------------
                NET INCOME                                $  16,195,898         $    933,896

                RETAINED EARNINGS - BEGINNING                30,372,736           29,024,881
                                                           ------------         ------------
                RETAINED EARNINGS - ENDING                $  46,568,634         $ 29,958,777
                                                           ============         ============


EARNINGS (LOSS) PER COMMON SHARE
--------------------------------
   Basic:
       Continuing Operations                                      $ .51                 $.47
       Discontinued Operations                                     1.92                 (.31)
                                                                   ----                  ---
         Net Income                                               $2.43                 $.16
                                                                   ====                  ===
   Diluted:
       Continuing Operations                                      $ .46                 $.43
       Discontinued Operations                                     1.74                 (.28)
                                                                   ----                  ---
         Net Income                                               $2.20                 $.15
                                                                   ====                  ===


   The accompanying notes are an integral part of these financial statements.

                       ALLOU HEALTH and BEAUTY CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                            For The Three Months Ended
                                                                  September 30,
                                                              1999                 1998
                                                              ----                 ----
Revenues                                                  $101,011,666          $88,985,409

Costs of Revenues                                           87,224,312           77,867,406
                                                          ------------           ----------
                Gross Profit                                13,787,354           11,118,003
                                                          ------------           ----------

Operating Expenses
------------------

   Warehouse and Delivery                                    2,959,369            2,640,019
   Selling, General and Administrative                       5,053,494            3,517,815
                                                         -------------          -----------
         Total Expenses                                      8,012,863            6,157,834
                                                         -------------          -----------
         Income From Operations                              5,774,491            4,960,169
                                                         -------------          -----------

Other Charges (Credits)
-----------------------

   Interest Expense                                          2,626,362            2,643,154
   Other                                                         9,521                5,311
   Interest Income                                            (189,078)               - 0 -
                                                          ------------          -----------
         Total                                               2,446,805            2,648,465
                                                          ------------          -----------
         Income From Operations Before Income Taxes          3,327,686            2,311,704

   Provision for Income Taxes                                1,264,000              924,604
                                                         -------------          -----------
         Income From Continuing Operations                   2,063,686            1,387,100

         Loss From Discontinued Operations
           Net of Income Taxes                                   - 0 -           (1,150,356)
                                                         -------------          -----------
                NET INCOME                               $   2,063,686          $   236,744

                RETAINED EARNINGS - BEGINNING               44,504,948           29,722,033
                                                          ------------           ----------
                RETAINED EARNINGS - ENDING               $  46,568,634          $29,958,777
                                                          ============           ==========

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------
   Basic:
       Continuing Operations                                     $ .31                 $.23
       Discontinued Operations                                   - 0 -                 (.19)
                                                                 -----                  ---
         Net Income                                              $ .31                 $.04
                                                                  ====                  ===
   Diluted:
       Continuing Operations                                     $ .29                 $.23
       Discontinued Operations                                   - 0 -                 (.19)
                                                                 -----                  ---
         Net Income                                              $ .29                 $.04
                                                                  ====                  ===

   The accompanying notes are an integral part of these financial statements.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For The Six Months Ended
                                                                           September 30,
                                                                     1999                 1998
                                                                     ----                 ----
Cash Flows From Operating Activities

     Net Income                                                   $16,195,898          $   933,896

Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities:

     Depreciation and Amortization                                    391,248              385,716

Decrease (Increase) In Assets:

         Accounts Receivable                                      (11,511,186)         (20,726,205)
         Inventories                                              (27,030,967)         (19,965,282)
         Prepaid Purchases and Other Assets                        15,811,542             (305,400)
         Note Receivable                                          ( 8,500,000)               - 0 -

Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                        (12,694,533)           5,133,504
     Income Taxes Payable                                           7,072,391                  -0-
                                                                  -----------           ----------
         Net Cash Used In Operating Activities                    (20,265,607)         (34,543,771)
                                                                   ----------           ----------
Cash Flows Used in Investing Activities
---------------------------------------

     Acquisition of Property and Equipment                           (836,270)            (556,577)
     Disposition of Property and Equipment                            676,750                - 0 -
                                                                   ----------           ----------
         Net Cash Used in Investing Activities                       (159,520)            (556,577)
                                                                   ----------           ----------

Cash Flows From Financing Activities
------------------------------------

     Net Increase in Amounts Due Bank                              20,507,177           32,058,339
     Borrowings                                                       119,889            3,108,704
     Repayment of Debt                                                472,367)            (408,729)
     Net Proceeds From Exercise of Options and Warrants               134,240              525,029
                                                                   ----------           ----------
         Net Cash Provided By Financing Activities                 20,288,939           35,283,343
                                                                   ----------           ----------
                INCREASE (DECREASE) IN CASH                          (136,188)             182,995

                CASH AT BEGINNING OF PERIOD                           400,090               46,675
                                                                   ----------           ----------
                CASH AT END OF PERIOD                             $   263,902          $   229,670
                                                                   ==========           ==========

Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:

     Interest                                                     $ 4,757,899          $  4,840,400
     Income Taxes                                                 $ 1,260,000          $  1,747,304


During the six months ended September 30, 1999 and 1998, the Company issued notes for $119,889 and $3,108,704, respectively.


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

2. On April 23, 1999, the Company sold 69% of its interest in The Fragrance Counter, Inc. for net proceeds of $11,296,584 in cash and $8,900,000 in notes, bearing interest at 3/8% above the prime rate, $400,000 was due and paid in July, 1999 and $8,500,000 is due in April, 2000 plus accrued interest. The Company retains a 13% minority interest. As a result of the disposition, the Company recognized a gain of $21,472,225 and has provided for $8,159,000 of related taxes of which $3,230,000 has been deferred to fiscal 2001, when the $8,500,000 note is due.

     The consolidated statements of income for the six months and three months period ended September 30, 1998 have been restated to segregate the net results of continued and discontinued operations.

3. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                                      SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                      1999           1998
                                                      ----           ----

      Basic                                         6,641,731      5,834,482
      Assumed exercise of stock options               692,181        476,692
                                                    ---------      ---------
      Diluted                                       7,333,912      6,311,174
                                                    =========      =========

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       1999          1998
                                                       ----          ----

      Basic                                         6,643,576      5,918,910
      Assumed exercise of stock options               455,338        145,043
                                                    ---------      ---------
      Diluted                                       7,098,914      6,063,953
                                                    =========      =========

      Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

ITEM MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

A.        RESULTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          Revenues   for  the  six  months   ended   September   30,  1999  were
          $179,158,877,   representing   a  13.2%   increase  over  revenues  of
          $158,301,989 for the six months ended September 30, 1998.

          This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which have together caused an increase in the volume of products sold.

          Contributions to this increase in revenues by product segment was as follows:

          Sales of health and beauty aids increased 8.3% when compared to sales in the same period of the previous year. Sales of prestige designer fragrances were relatively unchanged when compared to the same period in the prior year. Sales of nationally advertised non-perishable branded food products increased 44.6% when compared to sales in the same period of the prior year due to this segment of our business being categorized by our ability to purchase off-price non-perishable branded foods from the manufacturers. During the quarter that ended September 30, 1999, the Company was able to take advantage of an increased level of promotional goods offered to the Company by manufacturers which the Company then sold to its customers thus resulting in increased sales. Sales of pharmaceutical products increased 39.7% when compared to the same period of the prior year. This was a result of new products introduced by the pharmaceutical manufacturers and an expanded customer base which has resulted in an increase in the volume of products sold.

          Gross profit as a percentage of revenues was relatively unchanged for the six months ended September 30, 1999 when compared to the same period of the previous year.

          Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 8.2% for the six months ended September 30, 1999, from 7.5% when compared to the same period of the prior year. This increase in operating expenses is due to increased expenses associated with the Company's wholly-owned subsidiaries, Allou Personal Care Corp., a manufacturer of hair and skin products, and increased expenses relating to the acquisition of Direct Fragrances, Inc.

          Inventories increased by approximately $27.0 million or 22% at September 30, 1999 when compared to the fiscal year ended March 31, 1999. This increase in inventory was attributable to merchandise purchased in anticipation of increased sales.

          Interest expense for the six months ended September 30, 1999 decreased 10.5% when compared to the six months ended September 30, 1998. This decrease was a result of borrowings at a lower rate.

          Net income for the six months ended September 30, 1999 was $16,195,898, which includes a one time gain of $12,796,461 (net of taxes) was realized from the sale of a majority interest in the Company's e-commerce subsidiary, The Fragrance Counter, Inc. Net income from operations for the three months ended September 30, 1999, was $3,399,437 representing a 264% increase over net income of $933,896 for the comparable period in 1998. This increase in net income is due primarily to the reasons discussed above.

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

          Revenues  for  the  three  months  ended   September   30,  1999  were
          $101,011,666,   representing   a  13.5%   increase  over  revenues  of
          $88,985,409 for the three months ended September 30, 1998.

          This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

          Contributions to this increase in revenues by product segment was as follows:

          Sales of health and beauty aides increased 6.5% when compared to sales in the same period of the previous year. Sales of prestige designer fragrances was relatively unchanged when compared to sales in the same period of the prior year. Sales of nationally advertised non-perishable branded food products increased 19% when compared to sales in the same period of the prior year due to this segment of our business being categorized by our ability to purchase off-price non-perishable branded foods from the manufacturers. During the quarter that ended September 30, 1999, the Company was able to take advantage of an increased level of promotional goods offered to the Company by manufacturers which the Company then sold to its customers thus resulting in increased sales. Sales of pharmaceutical products increased 39.7% when compared to the same period of the prior year, This was a result of new products introduced by pharmaceutical, manufacturers and an expanded customer base which has resulted in an increase in the volume of products sold.

          Gross profit as a percentage of sales increased to 13.6% for the three months ended September 30, 1999 from 12.5% when compared to the three months ended September 30, 1998. This increase was principally attributable to higher profit margins associated with the Company's fragrance products.

          Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 7.9% for the three months ended September 30, 1999 from 6.9% when compared to the same periods of the prior year. This increase in operating expenses is due to increased expenses associated with the Company's wholly owned subsidiaries Allou Personal Care, Corp., a manufacturer of hair and skin care products and increased expenses relating to the acquisition of Direct Fragrances, Inc.

          Interest expenses for the three months ended September 30, 1999 decreased to 2.4% from 3.0% when compared to the same period of the prior year. This decrease was a result of borrowings at a lower rate.

          Net income for the three months ended September 30, 1999 was $2,063,686, representing a 771.7% increase over net income of $236,744 for the comparable period in 1998. The increase in net income was due primarily to the reasons discussed above.

B.       LIQUIDITY AND CAPITAL RESOURCES.

          The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of September 30, 1999, the Company had $143,878,405 outstanding under its $145 million bank line of credit. The loan was collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2.0% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at September 30, 1999 was 7.51%, which was based on a combination of 2.0% above the Eurodollar rate and 3/8% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement. On November 12, 1999, the Company's Revolving Credit Agreement was amended to increase the maximum availability from $145,000,000 to $163,500,000 and was amended to add Fleet Business Credit, American
          National Bank & Trust Company of Chicago and Webster Bank as additional lenders. Interest on the loan balance of this new facility is payable monthly at 1/4% above the prime rate and 2.0% above the Eurodollar rate at the Company's option.

          The Company's accounts receivable decreased to $61,673,636 at September 30, 1999 from $64,844,116 at September 30, 1998, representing a decrease of 4.9%. This decrease in accounts receivable was due to customers which had previously paid the Company in an average of 64 days at September 30, 1998 but have now paid the Company in an average of 55 days at September 30, 1999.

          The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes, its internally generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through the fiscal year ending March 31, 2001.

          INFLATION AND SEASONALITY

          Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will have any significant effect on its future business. The Company's fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. The Company's other product lines are not seasonal.

          YEAR 2000

          The Company does not expect that the cost to modify or replace software that it uses, so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"), will be material. The Company has initiated formal communications with its significant vendors and customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company's systems, without a material adverse effect on the Company's business, financial condition or results of operations. To the extent that responses to such communications with the Company's vendors are unsatisfactory, the Company expects to take steps to ensure that its vendors' products have demonstrated Year 2000 Compliance.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        /s/ Herman Jacobs
                                        ----------------------------------------
                                        Herman Jacobs
                                        President and Chief Operating Officer


                                        /s/ David Shamilzadeh
                                        ----------------------------------------
                                        David Shamilzadeh
                                        Chief Financial Officer


Dated:  November __, 1999