Form 10-Q
period 1999-12-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2000-02-14
CIK 846538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.
                                                ------------------

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

COMMISSION FILE NUMBER  1-10340
                        -------

                        ALLOU HEALTH & BEAUTY CARE, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         11-2953972
         --------                                        -----------
(State or other jurisdiction                   (IRS Employer Identification No.)
  of incorporation or organization)

50 Emjay Boulevard, Brentwood, NY                               11717
--------------------------------------                         --------
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code  (516) 273-4000
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

YES   X      NO
    ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                        February 8, 2000
------------------------------------                        ----------------
Class A Common Stock, $.001 par value                              5,475,326
                                                                   =========

Class B Common Stock, $.001 par value                              1,200,000
                                                                   =========

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements

         Consolidated Balance Sheet as of December 31, 1999 (unaudited)
         and March 31, 1999...................................................3

         Consolidated Statement of Income and Retained Earnings (unaudited) for the Nine Month Periods Ended December 31, 1999 and 1998...............4

         Consolidated Statement of Income and Retained Earnings (unaudited) for the Three Month Periods Ended December 31, 1999 and 1998.............5

         Consolidated Statement of Cash Flows for the Nine Month Periods
         Ended December 31, 1999 and 1998......................................6

         Notes to Consolidated Financial Statements (unaudited) ...............7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.........10

Item 6.           Exhibits and Reports on Form 8-K............................10

SIGNATURES....................................................................12

                        ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                        December 31,           March 31,
                                                                                            1999                 1999
                                                                                         (Unaudited)
                                                                                        ------------            --------
Current Assets
   Cash                                                                               $        67,427       $      400,090
   Accounts Receivable (less allowance for
     doubtful accounts of $1,502,932 at December 31,
     1999 and $1,615,965 at March 31, 1999)                                                65,239,452           50,162,450
   Inventories                                                                            166,797,066          122,917,911
   Prepaid Purchases                                                                        2,888,543           24,682,481
   Note Receivable                                                                          8,500,000                - 0 -
   Other Current Assets                                                                     3,675,577           12,876,642
                                                                                        -------------         ------------
         Total Current Assets                                                            $247,168,065         $211,039,574
Property and Equipment, Less Accumulated Depreciation                                       3,729,320            3,839,906
Other Assets                                                                                5,881,395            5,027,901
                                                                                        -------------        -------------
                TOTAL ASSETS                                                             $256,778,780         $219,907,381
                                                                                          ===========          ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Amounts Due Bank                                                                      $144,799,151         $123,371,228
   Current Portion of Long-Term Debt                                                          753,086              707,652
   Accounts Payable and Accrued Expenses                                                   25,052,307           33,936,223
   Income Taxes Payable                                                                     3,046,936                - 0 -
   Deferred Income Taxes                                                                    3,230,000              832,000
                                                                                        -------------         ------------
         Total Current Liabilities                                                       $176,881,480         $158,847,103
                                                                                          -----------          -----------
Long Term Liabilities
   Long-Term Debt, Less Current Portion                                                     1,171,310              724,234
                                                                                        -------------        -------------
         Total Long Term Liabilities                                                        1,171,310              724,234
                                                                                        -------------        -------------

                TOTAL LIABILITIES                                                        $178,052,790         $159,571,337
                                                                                          -----------          -----------
Commitments and Contingencies

Stockholders' Equity
   Preferred Stock, $.001 par value,  1,000,000 shares  authorized,  none issued
     and outstanding.                                                               $             -0-     $            -0-
   Class A Common Stock, $.001 par value;
    15,000,000 shares authorized;
     5,475,326 and 5,339,122 shares issued and
     outstanding at December 31, 1999 and March 31, 1999                                        5,475               5,339
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding
     at December 31, 1999 and March 31, 1999                                                    1,200                1,200
   Additional Paid-In Capital                                                              30,234,748           29,956,769
   Retained Earnings                                                                       48,484,567           30,372,736
                                                                                         ------------         ------------
                TOTAL STOCKHOLDERS' EQUITY                                                 78,725,990           60,336,044
                                                                                         ------------         ------------
                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $256,778,780         $219,907,381
                                                                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.



                       ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)
                                                                                         For The Nine Months Ended
                                                                                               December 31,
                                                                                          1999                 1998
                                                                                          ----                 ----

Revenues                                                                                 $287,252,976         $245,305,221
Costs of Revenues                                                                         248,182,714          212,737,301
                                                                                          -----------          -----------
                Gross Profit                                                               39,070,262           32,567,920
                                                                                         ------------         ------------
Operating Expenses
   Warehouse and Delivery                                                                   8,789,206            7,584,323
   Selling, General and Administrative                                                     14,547,707           10,110,390
                                                                                         ------------         ------------

         Total Expenses                                                                    23,336,913           17,694,713
                                                                                         ------------         ------------
         Income From Operations                                                            15,733,349           14,873,207
                                                                                         ------------         ------------
Other Charges (Credits)
   Interest Expense                                                                         7,672,785            7,663,451
   Other                                                                                        - 0 -     (          4,380)
   Interest Income                                                                    (       512,598)               - 0 -
                                                                                       --------------   ------------------
         Total                                                                              7,160,187            7,659,071
                                                                                        -------------        -------------
         Income From Operations Before Income Taxes                                         8,573,162            7,214,136
   Provision for Income Taxes                                                               3,257,792            2,805,183
                                                                                        -------------        -------------
         Income From Continuing Operations                                                  5,315,370            4,408,953
     Loss From Discontinued Operations
       Net of Income Taxes                                                            (       516,764)      (    3,720,930)

         Gain on Disposal of Segment Net of Income Taxes                                   13,313,225            1,830,000
                                                                                         ------------        -------------
                NET INCOME                                                              $  18,111,831       $    2,518,023
                RETAINED EARNINGS - BEGINNING                                              30,372,736           29,024,881
                                                                                         ------------         ------------
                RETAINED EARNINGS - ENDING                                              $  48,484,567        $  31,542,904
                                                                                         ============         ============
Earnings (Loss) Per Common Share
   Basic:
       Continuing Operations                                                                  $  .80                   $.75
       Discontinued Operations                                                                  1.92                   (.32)
                                                                                                ----                    ---
         Net Income                                                                            $2.72                   $.43
                                                                                                ====                    ===
   Diluted:
       Continuing Operations                                                                  $  .73                   $.68
       Discontinued Operations                                                                  1.76                   (.29)
                                                                                                ----                    ---
         Net Income                                                                            $2.49                   $.39
                                                                                                ====                    ===

   The accompanying notes are an integral part of these financial statements.




                       ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)
                                                                                        For The Three Months Ended
                                                                                               December 31,

                                                                                          1999                 1998
                                                                                          ----                 ----

Revenues                                                                                 $108,094,099          $87,998,697
Costs of Revenues                                                                          93,652,322           76,736,319
                                                                                         ------------           ----------

                Gross Profit                                                               14,441,777           11,262,378
                                                                                         ------------           ----------

Operating Expenses

   Warehouse and Delivery                                                                   3,230,915            2,711,243
   Selling, General and Administrative                                                      5,445,090            3,161,510
                                                                                        -------------          -----------

         Total Expenses                                                                     8,676,005            5,872,753
                                                                                        -------------          -----------

         Income From Operations                                                             5,765,772            5,389,625
                                                                                        -------------          -----------

Other Charges (Credits)

   Interest Expense                                                                         2,855,668            2,650,714
   Other                                                                                        - 0 -      (         4,380)
   Interest Income                                                                    (       180,625)               - 0 -
                                                                                       --------------     ----------------

         Total                                                                              2,675,043            2,646,334
                                                                                        -------------          -----------

         Income From Operations Before Income Taxes                                         3,090,729            2,743,291

   Provision for Income Taxes                                                               1,174,796            1,058,553
                                                                                        -------------          -----------

         Income From Continuing Operations                                                  1,915,933            1,684,738

     Loss From Discontinued Operations
       Net of Income Taxes                                                                      - 0 -         (  1,930,611)

     Gain on Disposal of Segment Net of Income Taxes                                            - 0 -            1,830,000
                                                                                   ------------------          -----------

                NET INCOME                                                             $    1,915,933         $  1,584,127

                RETAINED EARNINGS - BEGINNING                                              46,568,634           29,958,777
                                                                                         ------------           ----------

                RETAINED EARNINGS - ENDING                                              $  48,484,567          $31,542,904
                                                                                         ============           ==========


Earnings (Loss) Per Common Share

   Basic:

       Continuing Operations                                                                   $ .29                   $.28

       Discontinued Operations                                                                 - 0 -                   (.01)
                                                                                               -----                    ---

         Net Income                                                                            $ .29                   $.27
                                                                                                ====                    ===

   Diluted:

       Continuing Operations                                                                   $ .27                   $.26

       Discontinued Operations                                                                 - 0 -                   (.02)
                                                                                               -----                    ---

         Net Income                                                                            $ .27                   $.24
                                                                                                ====                    ===

   The accompanying notes are an integral part of these financial statements.


                        ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                Nine Months Ended
                                                                                                  December 31,
                                                                                           1999               1998
                                                                                           ----               ----
Cash Flows From Operating Activities

     Net Income                                                                           $18,111,827         $  2,518,023

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

     Depreciation and Amortization                                                            586,872              584,820
     Deferred Income Taxes                                                                  2,398,000            1,140,000

Decrease (Increase) In Assets:

     Accounts Receivable                                                                  (15,077,002)         (26,074,516)
     Inventories                                                                          (43,879,155)         (12,470,235)
     Prepaid Purchases and Other Assets                                                    29,900,406            3,150,284
     Note Receivable                                                                     (  8,500,000)               - 0 -

Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                                               (  8,883,916)           6,557,127
     Income Taxes Payable                                                                   3,046,936                  -0-
                                                                                          -----------     ----------------

         Net Cash Used In Operating Activities                                            (22,296,032)         (24,594,497)
                                                                                           ----------           ----------

Cash Flows Used in Investing Activities

     Acquisition of Property and Equipment                                              (     911,929)        (  1,082,592)
     Disposition of Property and Equipment                                                    676,750                - 0 -
                                                                                         ------------     ----------------

         Net Cash Used in Investing Activities                                          (     235,179)       (  1,082,592)
                                                                                         ------------          -----------

Cash Flows From Financing Activities

     Net Increase in Amounts Due Bank                                                      21,427,923           20,381,485
     Borrowings                                                                             1,119,889              108,704
     Repayment of Debt                                                                  (     627,379)       (     541,530)
     Sale of Capital Stock                                                                    278,115            6,127,779
                                                                                         ------------          -----------

         Net Cash Provided By Financing Activities                                         22,198,548           26,076,438
                                                                                           ----------           ----------

                INCREASE (DECREASE) IN CASH                                             (     332,663)             399,349

                CASH AT BEGINNING OF PERIOD                                                   400,090               46,675
                                                                                         ------------        -------------

                CASH AT END OF PERIOD                                                  $       67,427        $     446,024
                                                                                        =============         ============


Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:

     Interest                                                                            $  7,620,083         $  7,583,564
     Income Taxes                                                                        $  4,107,000         $  1,474,304

During the nine months ended December 31, 1999 and 1998, the Company issued notes for $1,119,889 and $108,704, respectively.

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

2. On April 23, 1999, the Company sold 69% of its interest in The Fragrance Counter Inc. for net proceeds of $11,296,584 in cash and $8,900,000 in notes, bearing interest at 3/8% above the prime rate, $400,000 was due and paid in July 1999 and $8,500,000 is due in April 2000 plus accrued interest. The Company retains a 13% minority interest. As a result of the disposition, the Company recognized a gain of $21,472,225 and has provided for $8,159,000 of related taxes of which $3,230,000 has been deferred to fiscal 2001, when the $8,500,000 note is due.

         The consolidated statements of income for the nine months and three months period ended December 31, 1999 have been restated to segregate the net results of continued and discontinued operations.

3. On January 4, 2000, the Company purchased the intangible assets of Tri-State Pharmaceutical Consultants Corp., a pharmaceutical wholesaler, for cash and stock. The Company also entered into an employment contract with Tri-State's principal.

4. On February 8, 2000, the Company entered into an agreement whereby it obtained a 50% interest in Discreet Medical Solutions, LLC, a company formed to create an internet portal to provide on-line delivery of certain medical products and content.

5. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                                      Nine Months Ended
                                                          December 31,

                                                     1999             1998
                                                     ----             ----

      Basic                                       6,647,793         5,867,040
      Assumed exercise of stock options             609,156           621,061
                                                 ----------        ----------

      Diluted                                     7,256,949         6,488,101
                                                  =========         =========

                                                      Three Months Ended
                                                            December 31,

                                                     1999             1998
                                                     ----             ----

      Basic                                       6,659,853         5,960,387
      Assumed exercise of stock options             407,981           508,577
                                                 ----------        ----------

      Diluted                                     7,067,834         6,468,964
                                                  =========         =========

         Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.      RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998.

       Revenues for the nine months ended December 31, 1999 were $287,252,976 representing a 17.1% increase over revenues of $245,305,221 for the nine months ended December 31, 1998.

       Contributions to this increase in revenues by product segment are as follows:

     . Health and beauty aids increased 6.5% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales.

     . Prestige designer fragrances grew 7.3% when compared to the same period in the prior year due to an expanded customer base, increases in same store sales and revenue contributions from the Company's wholly-owned subsidiary Direct Fragrances, Inc. which together has caused an increase in the volume of products sold.

     . Nationally advertised non-perishable branded food products increased 12.1% when compared to the same period in the prior year due to increased levels of promotional food products offered to the Company by manufacturers during this period.

     . Sales of pharmaceutical products increased 64.2% when compared to the same period in the prior year. This increase is due to an increase of products sold to an expanded customer base. On December 13, 1999 the Company announced the acquisition of Tri-State Pharmaceutical Corp. a wholesaler and dealer of prescription pharmaceuticals which has since been fully integrated into the Company's operations.

     . Sales of the Company's manufacturing wholly-owned subsidiaries Allou Personal Care Corp. and Stanford Personal Care Corp. grew 209% when compared to the same period in the prior year as a result of an expanded customer base.


       Gross profit as a percentage of revenues increased to 13.6% for the nine months ended December 31, 1999 when compared to 13.5% for the same period in the previous year. This increase was primarily due to higher profit margins associated with the increased sales of the Company's fragrance products at higher unit prices.

       Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 8.1% for the nine months ended December 31, 1999 from 9.9% when compared to the same period in the prior year. This decrease in operating expenses is due to non-recurring expenses associated with the Company's former wholly owned subsidiary The Fragrance Center, Inc.

       Inventories increased by approximately $43.9 million or 35.7% at December 31, 1999 when compared to the fiscal year ended March 31, 1999. This increase in inventory was attributable to merchandise purchased in anticipation of increased sales.

       Increased expenses as a percentage of sales for the nine months ended December 31, 1999 decreased to 2.5% from 3.2% for the same period in the prior year.

       Net income for the nine months ended December 31, 1999 was $18,111,827 which includes a one time gain of $12,796,461 (net of taxes) realized from the sale of a majority interest in the Company's e-commerce subsidiary, The Fragrance Counter, Inc. Net income from operations fo the nine months ended December 31, 1999 was $5,315,380 representing a 111% increase over net income of $2,518,023 for the comparable period in 1998. This increase in net income is due primarily to the reasons discussed above.

       FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998.

       Revenues for the three months ended December 31, 1999 were $108,094,099 representing a 13.5% increase over revenues of $87,998,697 for the three months ended December 31, 1998.

       The increase in revenues is attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

       Contributions to this increase in revenues by product segment were as follows:

     . Sales of health and beauty aides increased 3.3% when compared to sales in the same period in the prior year. Sales of Prestige Designer Fragrances increased 13.8% when compared to sales in the same period of the prior year. Sales of nationally advertised non-perishable food products decreased 22% due to a limited availability of off-price non-perishable branded foods that were made available during this period. Sales of pharmaceutical products increased 117% when compared to the same period in the prior year. The Company's manufacturing subsidiaries Allou Personal Care Corp. and Stanford Personal Care Corp. had increased sales of 331% when compared to the same period in the prior year.

        Gross profit as a percentage of sales increased to 13.5% for the three months ended December 31, 1999 from 12.8% for the three months ended December 31, 1998. This increase was principally attributable to higher profit margins associated with the Company's fragrance products.

        Warehouse, delivery, selling, general and administrative expenses as a percentage of sales for the three months ended December 31, 1999 decreased to 8.0% from 10.5% for the same period in the prior year. This decrease is attributable to non-recurring marketing costs associated with the Company's former subsidiary The Fragrance Counter.

        Interest expenses as a percentage of sales for the three months ended December 31, 1999 decreased to 2.5% from 3.1% in the comparable period of the prior year.

        Net income for the three months ended December 31, 1999 was $1,915,935 a compare to a net loss of $245,873 for the comparable period in 1998. The increase in net income was due primarily to the reasons discussed above.


B.       LIQUIDITY AND CAPITAL RESOURCES

        The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by the First National Bank of Boston for financing the Company's accounts receivable and inventory. As of December 31,1999, the Company had $144,799,151 outstanding under its $163.5 million bank line of credit. The loan is collaterized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 1/4% above the prime rate or 2.0% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at December 31, 1999 was 7.65% which was based on a combination of 2% above the Eurodollar rate and 1/4% above the prime rate. The Company utilizes cash generated from operations to reduce short term-borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement.

        The Company's accounts receivable has decreased to $65,239,452 at December 31, 1999 from $70,192,427 at December 31,1998. This decrease in accounts receivable is due to increased sales for the period and collections of receivables turning at 55 days as compared to 69 days during the three months ended December 31, 1998.

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

        INFLATION AND SEASONALITY

        Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will not have any significant effect on its future business. The Company's fragrance business is seasonal with greater sales in the Christmas season then in other seasons. The Company's other product lines are not seasonal.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 14, 1999, the Company's annual meeting of stockholders was held (the "Meeting"). At the Meeting, the stockholders approved the following two matters:

         First, the election of Messrs. Victor Jacobs, Herman Jacobs, Jack Jacobs, David Shamilzadeh, Ramon Montes, Sol Naimark and Jeffrey Berg as directors of the Company to serve until the next Annual Meeting of stockholders and until their successors shall have been duly elected and qualified. The number of votes cast for or withheld was as follows:

                                                      VOTES

                                            FOR               WITHHELD
                                            ---               --------

Victor Jacobs                            10,433,941            430,585
Herman Jacobs                            10,433,941            431,085
Jack Jacobs                              10,433,941            431,085
David Shamilzadeh                        10,455,716            408,810
Ramon Montes                             10,436,716            427,810
Sol Naimark                              10,427,016            437,510
Jeffrey Berg                             10,428,216            436,310


         Second, the approval of an amendment to the Company's 1996 Stock Option Plan. There were 6,616,690 votes cast "for" the matter and 1,300,784 votes cast "against" the matter.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits


   Exhibit            Description
   ------             -----------

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




                                                   /s/ Herman Jacobs
                                                  Herman Jacobs
                                                  President and Chief Operating
                                                  Officer



                                                   /s/ David Shamilzadeh
                                                  David Shamilzadeh
                                                  Chief Financial Officer


Dated: February 14, 2000

                                  EXHIBIT INDEX


   Exhibit            Description                                           Page
   ------             -----------                                           ---
          27.1        Financial Data Schedule