Form 10-K
period 2000-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2000-06-29
CIK 846538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                           Commission file no. 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                    11-2953972
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

           50 EMJAY BOULEVARD, BRENTWOOD, NEW YORK                11717
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 273-4000

           Securities registered pursuant to Section 12(b) of the Act:

                              Name of Each Exchange

                     Title of Each Class On Which Registered
                     ---------------------------------------

     Class A Common Stock, par value $.001 per share American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /__/

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 28, 2000 was $33,675,417. Such aggregate market value is computed by reference to the closing sales price of the Class A common stock on such date. For purposes of this calculation, the Registrant has excluded the Class B common stock, which is held primarily by affiliates and is not publicly-traded.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,567,632 shares of Class A common stock and 1,200,000 shares of Class B common stock as of the close of business on June 28, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Proxy Statement relating to the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


================================================================================

                                     PART I

ITEM 1.  BUSINESS


GENERAL

         We are a leading distributor of prestige brand name fragrances and cosmetics, and health and beauty aid products in metropolitan New York City, New Jersey, Connecticut, Philadelphia and Miami. We also manufacture upscale hair and skin care products for sale under private labels. We distribute approximately 22,000 SKUs of branded consumer products to over 140 national mass merchandisers including: Sears Roebuck & Co., Wal-Mart, J.C. Penney, Target, CVS, and Rite-Aid, and to approximately 4,200 independent retailers. We believe that products distributed by us are sold in a total of over 15,000 retail stores. Since our current principal stockholders acquired Allou, we have grown through internal growth and strategic acquisitions, which have enabled us to expand our product offerings, enter into new geographic markets, add new customers and cross-sell existing and new product lines to our diversified customer base.

PRODUCTS

         We distribute four general categories of products:

          o    fragrances and cosmetics;

          o name brand health and beauty aids and health and beauty aids under our Allou brand;

          o    prescription pharmaceuticals; and

          o    non-perishable food items.

         In addition, we manufacture upscale hair and skin care products.

         Fragrances and Cosmetics

         We distribute prestige designer fragrances of many large manufacturers, which include: Ralph Lauren, Calvin Klein, Lancome and Chanel. See "Manufacturers and Suppliers." Fragrance and cosmetic sales accounted for approximately 39% of our revenues during the fiscal year ended March 31, 1998, 40% of our revenues during the fiscal year ended March 31, 1999 and 36% of our revenues during the fiscal year ended March 31, 2000. Our profit margins on fragrance and cosmetic sales are typically greater than those on name brand health and beauty aids and, accordingly, we have sought to increase our sales and marketing efforts in this area. We have entered into a services and supply agreement with ibeauty.com to provide fragrances and cosmetics and other services until October 2000 for sales on the Internet. On April 23, 1999 we sold 69% of our interest in The Fragrance Counter, Inc. our Internet subsidiary to an investment group for $11,296,584 in cash and $8,900,000 in notes bearing interest at prime plus .375%.

         Some fragrance and cosmetic brands that we distribute are:


                  o Polo                                         o Revlon

                  o Eternity                                     o Maybelline

                  o Hugo                                         o Lancome

         Some fragrance and cosmetic products that we distribute are:


                  o Perfume                                      o Eyeshadow

                  o Cologne                                      o Lipstick

                  o Nail Polish                                  o Mascara

         Health and Beauty Aids


         We distribute approximately 8,000 brand name health and beauty aid products by such manufacturers as Colgate-Palmolive, Clairol, Procter & Gamble, Johnson & Johnson and Gillette. See "Manufacturers and Suppliers." We also distribute nail polish, toothpaste, petroleum jelly and other health and beauty aid products manufactured by others and sold under our Allou brand label. Health & Beauty Aids accounted for approximately 36% of our revenues during the fiscal year ended March 31, 1998, 37% of our revenues during the fiscal year ended March 31, 1999 and 30% of our revenues during the fiscal year ended March 31, 2000. Sales of Allou brand are not material.


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

              o Johnson's Baby Lotion           o Rave hairspray

              o Gillette Mach 3 razors          o Vaseline Intensive Care lotion

       Some health and beauty aid products that we distribute are:

              o Antacids                        o Oral Antiseptics and Sprays

              o Baby Care                       o Deodorants

              o Cough and Cold Remedies         o Shampoos

         Prescription Pharmaceuticals

         During fiscal 1994, we acquired the capital stock of M. Sobol, Inc., a manufacturers' distributor of branded prescription pharmaceuticals. M. Sobol, Inc. was founded in 1928 and currently distributes pharmaceuticals to approximately 700 independent pharmacies in the Northeast. We purchase approximately 4,000 branded pharmaceuticals from such manufacturers as Pfizer, Eli Lilly, Merck and Glaxo. Additionally, we distribute 3,000 generic prescription pharmaceutical products which are purchased from manufacturers such as Schein Pharmaceuticals, Inc., Barre National, Inc., and Sidmak Laboratories, Inc. During fiscal 2000, we acquired the assets of Tri-State Pharmaceutical Consultants, Corp., a national distributor of branded and generic pharmaceuticals. Tri-State was founded in 1995 and currently distributes pharmaceuticals to national chains such as Rite Aid and wholesalers such as McKesson. Pharmaceuticals accounted for approximately 15% of our revenues during the fiscal year ended March 31, 1998, 14% of our revenues during the fiscal year ended March 31, 1999 and 26% of our revenues during the fiscal year ended March 31, 2000.

         Food

         We sell non-perishable packaged food items which we purchase almost exclusively at discount prices from major food companies. This product line requires little additional operating costs to us since sales of non-perishable food are pre-sold and drop-shipped directly to our customers from the vendors. Non-perishable food items accounted for approximately 9% of our revenues during the fiscal year ended March 31, 1998, 10% of our revenues during the fiscal year ended March 31, 1999 and 6.1% of our revenues during the fiscal year ended March 31, 2000.

         Hair and Skin Care Product Manufacturing

         During fiscal 1996, we purchased selected assets of Russ Kalvin, Inc. This acquisition has enabled us to manufacture and distribute salon quality hair and skin care products to national mass merchandisers and independent retailers. Since 1998, we have manufactured upscale hair and skin care products for J.C. Penney, Bath and Body Works, Sears Roebuck & Co., and other specialty retailers. This business generates substantially higher gross profit margins than our distribution business. Hair and skin care products accounted for approximately 1.7% of our revenues during the fiscal year ended March 31, 2000. Revenues from pior years were not material.

         We acquired a 50% stake in Discreet Medical Solutions, LLC during fiscal 2000. Discreet Medical d/b/a Ostomey Village.com is a company recently formed to create an Internet portal which provides on-line delivery of medical products and content to chronically ill patients suffering for Crohn's disease, diabetes, respiratory diseases and those patients requiring wound care treatment. Discreet Medical has a patent pending methodology that allows Discreet Medical to offer the highest level of personal and professional attention to this community of patients in complete privacy and with discretion. Discreet Medical recognizes revenues and profits from the sale of specialty medical devices. Discreet Medical expects to commence operations during our second quarter.

MANUFACTURERS AND SUPPLIERS

         The products we distribute are manufactured and supplied by independent foreign and domestic companies. Many of these companies also manufacture and supply health and beauty aid products, fragrances and cosmetics for many of our competitors. We purchase approximately 8,000 brand name health and beauty aid products from such manufacturers as Procter & Gamble, Johnson & Johnson and Gillette and approximately 7,000 fragrance and cosmetic products directly from manufacturers such as Coty, a division of Pfizer, and Revlon, as well as from secondary sources. We purchase approximately 4,000 branded pharmaceuticals and 3,000 generic prescription pharmaceuticals from such manufacturers as Pfizer, Eli Lilly, Schein Pharmaceuticals, and Barre National. Additionally, we purchase non-perishable packaged food items which we purchase almost exclusively at discount prices from manufacturers such as General Mills, General Foods and Nabisco. We contract with manufacturers to produce the products which carry our name brand and we manufacture our proprietary line of Russ Kalvin generic brand hair and skin care products through our wholly-owned subsidiary, Allou Personal Care.

         We typically purchase health and beauty aids and pharmaceuticals from manufacturers on open accounts which are payable in 30 days and may receive discounts of up to 2% for early payments. As is customary in the industry, we prepay certain suppliers for products that we purchase at deep discounts. These types of purchases are opportunistic and highly dependent upon availability and price. If the products that we have prepaid for and ordered are not shipped to us, this could have an adverse effect on our operations. To date, we have not suffered any such adverse effect. In addition, we may return health and beauty aid and prescription pharmaceutical products to our suppliers for full credit if the products are damaged, their shelf life has expired, or they are otherwise not saleable.

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

         We publish a monthly health and beauty aid catalogue and a quarterly fragrance catalogue containing order forms, product descriptions, the manufacturer's suggested retail price and net cost per unit or per dozen. The catalogues are mailed to each of our active customers. The catalogues also help serve the advertising needs of the manufacturers which provide us with rebates which have historically paid for the full cost of preparing, printing and mailing the catalogues. In addition to the catalogues, we frequently supply our customers with flyers advising them of items being sold at a discount. The sale of fragrances nationally to independent stores is handled exclusively by mail order through the catalogues.

OPERATIONS

         We maintain an approximately 157,000 square foot warehouse facility with sales and administrative offices in Brentwood, New York. The warehouse typically contains on a blended basis inventory for approximately four months of distribution to customers. We use a computerized data base system which enables management to monitor sales, purchases and inventory status. Historically, we have not experienced problems with product shelf lives, as most products we sell are not perishable. Those products that are perishable generally can be returned to the manufacturer if they are not sold by the expiration date. We also lease an approximately 105,000 square foot facility in Saugus, California and a 10,000 square foot facility in Miami, Florida.

         We contract with local carriers and independent trucking agents to make deliveries to our customers. From the time it is placed, a customer order will generally be shipped within 48 hours.

         Work in the warehouse is cyclical and workers are trained in several tasks so that they can be rotated to fill the jobs where they are most needed.

         Since we acquired selected assets of Russ Kalvin, Inc. in October 1995, we have consolidated operations and reduced overhead, and positioned ourself to market and manufacture quality hair and skin care products to major retailers such as J.C. Penney, Bath and Body Works, Sears Roebuck, & Co., and other specialty retailers. We have consolidated all administrative functions of Russ Kalvin into our Brentwood, New York facility. In addition, we have 80,000 square feet of leased space in Saugus, California which is used to manufacture and distribute upscale private label hair and skin care products for major retailers.

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

COMPETITION

         The distribution of health and beauty aid products is extremely competitive. We compete with pharmaceutical wholesalers that carry health and beauty aid products as an accommodation for their customers. Many of these wholesalers have greater financial and other resources than we do. However, to our knowledge, there is no significant competitor which distributes to its customers the assortment of fragrances, cosmetics and health and beauty aid products that we distribute. We believe that we compete on the basis of the services we provide to our customers which include quick delivery and low minimum order requirements.

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

EMPLOYEES

         As of March 31, 2000, we employed approximately 307 persons on a full time basis, including 8 in executive positions, 15 in purchasing, 42 in marketing and sales, 38 in administration and accounting, and 204 in warehouse and receiving. Some of our sales personnel are partially paid on a commission basis. During peak selling seasons we also employ part-time personnel.

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

ITEM 2.  PROPERTIES

         We lease approximately 157,000 square feet of space for our principal executive offices, warehouse and distribution facilities and sales headquarters in the Brentwood Industrial Park, 50 Emjay Boulevard, Brentwood, New York 11717. We have a ten-year lease which expires on May 31, 2005, and includes a five-year option for renewal. The base annual rental of the property is approximately $500,000 with additional charges for insurance, fuel and taxes and increases during the initial term of the lease. We also lease 105,000 square feet of space in Saugus, California to manufacture and distribute hair and skin care products. The lease expires September 30, 2000 with a five-year option for renewal at a base annual rental of approximately $414,000 with additional charges for insurance, fuel, taxes and increases during the initial term of the lease. We also lease 10,000 square feet of space in Miami, Florida, which expires on April 30, 2003 at a base annual rent of approximately $156,000 for warehousing and distribution purposes.


ITEM 3.  LEGAL PROCEEDINGS

         We are a party to a number of legal proceedings, all of which are routine litigation incidental to our business.


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

         The following table sets forth the quarterly high and low sales price of the Class A common stock during our last two fiscal years:

                                                                        HIGH                   LOW
                                                                        ----                   ---
FISCAL YEAR ENDING MARCH 31, 1999:
Quarter ending June 30, 1998.........................................     $16.00              $7.938
Quarter ending September 30, 1998....................................      11.25               4.313
Quarter ending December 31, 1998.....................................      12.25               3.375
Quarter ending March 31, 1999........................................      12.875              7.625

FISCAL YEAR ENDING MARCH 31, 2000:
Quarter ending June 30, 1999.........................................     $14.25              $7.625
Quarter ending September 30, 1999....................................       7.375              5.375
Quarter ending December 31, 1999.....................................       8.75               5.375
Quarter ending March 31, 2000........................................       9.50               6.312
Quarter ending June 30, 2000
          (through June 6, 2000).....................................     $ 8.00              $5.625

Holders
-------

           As of June 26, 2000, there were 93 holders of record of our Class A common stock and 4 holders of record of our Class B common stock. Based upon conversations with brokers, management believes that there are in excess of 1,000 beneficial owners of the Class A common stock.

Dividends
---------

           We have not paid a dividend on our shares of Class A common stock or Class B common stock and have no present expectation of doing so in the foreseeable future.

                        ITEM 6. SELECTED FINANCIAL DATA .
                         ALLOU HEALTH & BEAUTY CARE INC.

INCOME STATEMENT DATA:

                                                                              Years Ended March 31,
                                                   2000               1999(1)        1998(1)            1997                1996
                                                   ----               -------        -------            ----                ----
                                                                          (In thousands, except for per share data)
Revenues                                          $421,047          $334,175          $301,092         $285,311            $273,322
Costs of revenues                                  367,964           289,637           262,237          250,843             241,734
                                                  --------          --------          --------         --------            --------
Gross profit                                        53,083            44,538            38,855           34,468              31,588

Warehouse and delivery expense                      12,307            10,279             9,288            8,592               8,063
Selling, general and
  administrative expense                            18,520            14,707            13,264           12,766              11,894
                                                  --------          --------          --------         --------            --------
Income from operations                              22,256            19,552            16,303           13,110              11,631
Interest and other                                  10,874             9,647             8,470            6,567               5,513
                                                  --------          --------          --------         --------            --------
Income from operations
  before income taxes                               11,382             9,905             7,833            6,543               6,118
                                                  --------          --------          --------         --------            --------
Discontinued operations, net
  of income taxes                                    7,916             4,599               576
                                                  --------          --------          --------
Net income                                         $14,959        $    1,348        $    4,280       $    4,059           $   3,757
                                                  ========          ========          ========         ========            ========

Net income per common share (2)

Basic:

Operations                                        $   1.05       $       .98        $      .84
Discontinued operations                               1.17       (       .76)       (      .10)
                                                  --------          --------          --------
                                                  $   2.22       $       .22        $      .74        $     .71          $      .66
                                                  ========          ========          ========         ========            ========
Diluted:

Operations                                       $     .97       $       .87        $      .81
Discontinued operations                               1.08       (       .67)       (      .09)
                                                  --------          --------          --------
                                                  $   2.05       $       .20        $      .72       $      .70          $      .65
                                                  ========          ========          ========         ========            ========
Balance Sheet Data:
                                                                                 As of March 31,
                                                   2000            1999               1998              1997                 1996
                                                   ----            ----               ----              ----                 ----
Cash                                           $        51        $      400        $       47       $       77           $      144
Working capital                                     64,725            52,192            43,959           42,052               37,557
Total assets                                       259,955           219,907           178,384          161,348              126,185
Total long-term liabilities                          1,640               724             1,354            1,841                  560
Total liabilities                                  183,799           159,571           125,771          113,121               82,016
Stockholders' equity                                76,157            60,336            52,613           48,227               44,168

-----------------------
 (1) As a result of the sale at the Company of its majority interest in The Fragrance Counter Inc., the statement of income for the prior years have been restated to segregate the net results of continued and discontinued operations.
 (2) Net income per common share for fiscal 1997 and prior periods have been restated in accordance with Financial Accounting Standards No. 128, 'Earnings Per Share, which requires presentation of basic earnings per share and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

         Revenues. Revenues for the fiscal year ended March 31, 2000 increased $86.9 million or 26% to $421.0 million, as compared to restated revenues of $334.2 million for the fiscal year ended March 31, 1999, which resulted from increased revenues from all segments of our business as described below. The increased demand for our products resulted from an expanded customer base, increases in same store sales and through revenues generated as a result of our acquisition of Tri-State Pharmaceutical Consultants, Corp., consummated during the fourth quarter of fiscal 2000.

         Contributions to this increase in revenues by product segment is as follows: health and beauty aids increased 19% in fiscal 2000 compared to fiscal 1999 due to increases in same store sales and expanded customer base. Prestige designer fragrances grew 20% in fiscal 2000 compared to fiscal 1999 due to an increase in same store sales and an expanded customer base, thus increasing the volume of products sold. Nationally advertised branded non-perishable food products increased 38% in fiscal 2000, when compared to fiscal 1999, Because of greater quantities of promotionally priced non-perishable food items were available to us from our vendors during fiscal 2000. Sales of prescription pharmaceuticals increased 135% in fiscal 2000 when compared to prior year.

         Cost of Goods Sold. Cost of goods sold for the fiscal year ended March 31, 2000 increased as a percentage of revenues to 87.4% from 86.7% for the restated fiscal year ended March 31, 1999. This increase in the cost of goods sold resulted primarily from decreased profit margins associated with the distribution of pharmaceutical products.

         Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, Delivery, Selling, General and Administrative expenses for the fiscal year ended March 31, 2000 increased $5.3 million or 7.3% of sales to $30.8 million, as compared to restated expenses of $24.9 million or 7.5% of sales for the fiscal year ended March 31, 1999. This increase was largely due to marketing, delivery and warehouse expenses associated with our wholly-owned manufacturing subsidiary, Allou Personal Care.

         Interest Expense. Interest expense for the fiscal year ended March 31, 2000 increased $1.2 million or 2.6% as a percentage of sales to $10.9 million as compared to $9.6 million or 2.9% restated for the fiscal year ended March 31, 1999 due to increased borrowings at a higher rate.

         Net Income. Our net income for the fiscal year ended March 31, 2000 increased $13.6 million or 901% to $14.9 million as compared to $1.3 million for the fiscal year ended March 31, 1999. This increase in net income is due in part to the sale of a majority interest in our Internet subsidiary during the first quarter of fiscal 2000. Our independent auditors in accordance with generally accepted accounting standards restated the financial statements of fiscal 1999, to reflect the gains and losses resulting from the sale of our majority interest in our Internet subsidiary. Therefore, net income from continuing operations restated for fiscal 2000 is $7,043,548 or 97 cents per share when compared to a restated income from continuing operations for fiscal year ended March 31, 1999 of $5,946,878. Net income due to gains and losses from discontinued operations for fiscal 2000 is $14,959,185 or $2.05 per share, when compared to $1,347,855 or 20 cents per share for the same period a year-earlier.

FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues. Revenues for the fiscal year ended March 31, 1999 increased $33.1 million or 12% to $334.2 million, as compared to $301.1 million for the fiscal year ended March 31, 1998, which resulted from increased revenues from certain segments of our business as described below. The increased demand for our products resulted from an expanded customer base and increases in same store sales.

         Contributions to this increase in revenues by product segment is as follows: Health & Beauty Aids increased 17% in fiscal 1999 compared to fiscal 1998 due to increases in same store sales. Prestige designer fragrances grew 19% in fiscal 1999 compared to fiscal 1998 due to an increase in same store sales and an expanded customer base thus, increasing the volume of product sold. Nationally advertised branded non-perishable food products decreased 33% in fiscal 1999 when compared to fiscal 1998. This segment of our business is categorized by our ability to purchase off- price, non-perishable branded foods. During fiscal 1999 demand outpaced supply resulting in an increase in the price that we would have to pay for merchandise which we would distribute. We decided to limit sales in this segment of our business to a level which would result in improved profit margins. Sales of prescription pharmaceuticals remain relatively constant in fiscal 1999 when compared to the prior year.

Cost of Goods Sold. Cost of goods sold for the fiscal year ended March 31, 1999 decreased as a percentage of revenues to 86.7 % from 87.1% for the fiscal year ended March 31, 1998. This decrease in the cost of goods sold resulted primarily from improved profit margins associated with the distribution of fragrance products.

Warehouse, Delivery, Selling, General & Administrative Expenses. Warehouse, Delivery, Selling, General & Administrative Expenses for the fiscal year ended March 31, 1999 increased $2.4 million or 10.8% to $24.9 million. This increase was due largely to increases in expenses associated with our manufacturing subsidiary expenses for fiscal 1999 were restated for reasons discussed above.

Interest Expense. Interest expense for the fiscal year ended March 31, 1999 increased $1.2 million or 14% to $9.6 million as compared to $8.5 for the fiscal year ended March 31, 1998, due to increased borrowings at a higher rate.

Net Income. Net income from continuing operations restated for reasons as discussed above increased $1.1 million or 22.4% to $5.9 million as compared to $4.8 million for the fiscal year ended March 31, 1998, due primarily to factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash  decreased  $348,800 to $51,311 at March 31, 2000 from $400,090 at the beginning of the fiscal year.

         Our working capital increased $12.5 million to $64.7 million at March 31, 2000 from $52.2 million at March 31, 1999, primarily due to an increase in accounts receivable and inventories less an increased amount due the bank, accounts payable and accrued expenses.

         At March 31, 2000 we had $148.5 million in borrowings and approximately $15.0 million of unused credit under our $163.5 million credit facility. Our new credit facility is secured by a security interest in certain of our assets and properties including the capital stock of certain of our subsidiaries.

         We require capital principally to grow the business through acquisition, expansion of current operations, to pay off debt, and for general operating purposes. We currently estimate capital expenditures of approximately $2.0 million per annum are required to adequately maintain our current operations.

         Our primary sources of liquidity are expected to be cash flows from operations and our financing agreement with a consortium of banks led by the Fleet Capital, Corp. for financing our accounts receivable and inventory under our $163.5 million bank line of credit. The loan is collaterized by our inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate at our option. The effective interest rate charged to us at March 31, 2000 was 8.06% which was based on a combination of 2% above the Eurodollar rate and 3/8% above the prime rate. We utilize cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with our financing agreement. During the first quarter of fiscal 2001 we were approved for an increase to our revolving line of credit to $200 million of which $185 million was funded during May 2000. This financing agreement is with a consortium of banks led by Fleet Capital, Corp. The loan is collateralized by our inventory and accounts receivable. Interest on the loan balance is .75% above the prime rate or 2.5% above the Eurodollar rate at our option.

         Based upon current levels of operations and anticipated growth, we expect that sufficient cash flows will be generated from operations so that, combined with other financing alternatives and other refinancing opportunities we will be able to meet all of our debt service, capital expenditure and working capital requirements.

         Operations for the year ended March 31, 2000, excluding non-cash charges for depreciation and amortization and deferred income taxes, provided cash of $7.3 million. Other changes in assets and liabilities resulting from operating activities for the year ended March 31, 2000 used cash of $42.8 million, resulting in net cash used in operating activities of $35.6 million. Investing activities, which principally consisted of acquisitions of property, plant and equipment, resulted in a use of cash of $712,090 for the year ended March 31, 2000. For the year ended March 31, 2000, financing activities provided cash of $28.0 million, principally consisting of increased borrowing and issuance of common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information called for by Part III (Items 10,11,12 and 13) is incorporated by reference to such information as it will be included in our definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

                  1.       Financial Statements                                                                Page
                                                                                                               ----

                           Report of Independent Auditor........................................................F-1

                           Consolidated Balance Sheets -- March 31, 2000 and 1999...............................F-2

                           Consolidated Statements of Income -- Years ended March 31, 2000,
                           1999 and 1998........................................................................F-3

                           Consolidated Statements of Stockholders' Equity -- Years ended March
                           31, 2000, 1999 and 1998..............................................................F-4

                           Consolidated Statement of Cash Flows -- Years ended March 31, 2000,
                           1999 and 1998........................................................................F-5

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

10.14 Agreement dated December 15, 1997 between Allou Distributors, Inc. and Local No. 1. (titled as Exhibit 10.14 to the Registrant's 1998 10-K and incorporated herein by reference).

10.15 Third Restated and Amended Revolving Credit and Security Agreement dated October 22, 1997 among BankBoston, N.A., IBJ Schroder Bank & Trust Company, Sanwa Business Credit Corporation, LaSalle Business Credit, Inc., Bank Leumi Trust Company of New York, The Dime Savings Bank of New York, FSB, The First National Bank of Maryland, Key Corporate Capital, Inc. (titled as Exhibit 10.15 to the Registrant's 1998 10-K and incorporated herein by reference).

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


                                        ALLOU HEALTH & BEAUTY CARE, INC.

                                        By:     /s/ Victor Jacobs
                                           ---------------------------
                                                    Victor Jacobs
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Dated:   June 29, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                SIGNATURE                                   TITLE                              DATE
                ---------                                   -----                              ----

                                             Chairman of the Board, and Chief                    June 29, 2000
/s/ Victor Jacobs                            Executive Officer
-------------------------------------------
Victor Jacobs


/s/ Herman Jacobs                            President and Director                              June 29, 2000
-------------------------------------------
Herman Jacobs


                                             Chief Financial Officer, Chief
/s/ David Shamilzadeh                        Accounting Officer and                              June 29, 2000
-------------------------------------------  Director
David Shamilzadeh


/s/ Jack Jacobs                              Director                                            June 29, 2000
-------------------------------------------
Jack Jacobs


/s/ Sol Naimark                              Director                                            June 29, 2000
-------------------------------------------
Sol Naimark


/s/ Jeffrey Berg                             Director                                            June 29, 2000
-------------------------------------------
Jeffrey Berg


/s/ Stuart Glasser                           Director                                            June 29, 2000
--------------------------------------
Stuart Glasser

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors & Stockholders:
Allou Health & Beauty Care, Inc.
Brentwood, New York

     We have audited the accompanying consolidated balance sheets of Allou Health & Beauty Care, Inc. as of March 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allou Health and Beauty Care, Inc. at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.




New York, New York
June 19, 2000

                       ALLOU HEALTH AND BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS
                                                      ------

                                                                                          March 31,            March 31,
                                                                                            2000                 1999
                                                                                            ----                 ----
Current Assets
--------------
   Cash                                                                              $         51,311       $      400,090
   Accounts Receivable (net of allowance
    for doubtful accounts of $1,285,000
    and $1,615,965, respectively)                                                          75,853,958           50,162,450
   Inventories                                                                            163,752,266          122,917,911
   Prepaid Purchases                                                                        2,942,409           24,682,481
   Other Current Assets                                                                     4,283,598           12,876,642
                                                                                         ------------         ------------
         Total Current Assets                                                            $246,883,542         $211,039,574

   Property and Equipment, Net                                                              3,924,543            3,839,906
   Other Assets                                                                             9,147,367            5,027,901
                                                                                         ------------         ------------
                TOTAL ASSETS                                                             $259,955,452         $219,907,381
                                                                                         ============         ============


                                        LIABILITIES & STOCKHOLDERS' EQUITY
                                        ----------------------------------
Current Liabilities
-------------------
   Amounts Due Bank                                                                      $148,470,692         $123,371,228
   Current Portion of Long-Term Debt                                                        1,831,547              707,652
   Accounts Payable and Accrued Expenses                                                   29,289,177           33,936,223
   Income Taxes Payable                                                                     2,566,969              832,000
                                                                                         ------------         ------------
         Total Current Liabilities                                                       $182,158,385         $158,847,103
                                                                                                              ------------
Long Term Liabilities
---------------------
   Long-Term Debt                                                                           1,640,222              724,234
                                                                                         ------------         ------------
         Total Long Term Liabilities                                                        1,640,222              724,234
                                                                                         ------------         ------------
                TOTAL LIABILITIES                                                        $183,798,607         $159,571,337
                                                                                         ------------         ------------

Commitments and Contingencies

Stockholders' Equity
--------------------
   Preferred Stock, $.001 par value, 1,000,000
    shares authorized, none issued and outstanding.

   Class A Common Stock, $.001 par value;
     15,000,000 shares authorized; 5,566,273 and
     5,339,122 shares issued and outstanding, respectively                           $          5,566     $          5,339
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding                                                    1,200                1,200
   Additional Paid-In Capital                                                              30,818,158           29,956,769
   Retained Earnings                                                                       45,331,921           30,372,736
                                                                                         ------------         ------------
                TOTAL STOCKHOLDERS' EQUITY                                                 76,156,845           60,336,044
                                                                                         ------------         ------------
                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $259,955,452         $219,907,381
                                                                                         ============         ============

   The accompanying notes are an integral part of these consolidated financial statements.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Years Ended March 31,
                                                                   2000                   1999                 1998
                                                                   ----                   ----                 ----
Revenues                                                          $421,046,773           $334,175,150         $301,092,217
Costs of Revenues                                                  367,963,675            289,637,296          262,236,856
                                                                  ------------           ------------         ------------
                Gross Profit                                        53,083,098             44,537,854           38,855,361
                                                                  ------------           ------------         ------------
Operating Expenses
------------------

   Warehouse and Delivery                                           12,306,859             10,279,515            9,288,146
   Selling, General and Administrative                              18,519,681             14,706,612           13,264,610
                                                                  ------------           ------------         ------------
         Total Operating Expenses                                   30,826,540             24,986,127           22,552,756
                                                                  ------------           ------------         ------------
         Income From Operations                                     22,256,558             19,551,727           16,302,605
                                                                  ------------           ------------         ------------
Other (Expense) Income
----------------------

   Interest Expense                                              (  10,902,244)         (   9,655,427)      (    8,482,859)
   Other                                                                28,234                  9,098               13,168
                                                                  ------------           ------------         ------------
         Total                                                   (  10,874,010)        (    9,646,329)      (    8,469,691)
                                                                  ------------           ------------         ------------
         Income Before Income Taxes                                 11,382,548              9,905,398            7,832,914

   Provision for Income Taxes                                        4,339,000              3,958,520            2,976,507
                                                                  ------------           ------------         ------------
   Income From Continuing Operations                                 7,043,548              5,946,878            4,856,407
                                                                  ------------           ------------         ------------
Discontinued Operations:

Loss From Discontinued Operations
 Net of Income Taxes                                           (       516,764)        (    6,399,023)     (       576,197)

   Gain on Disposal of Segment
    Net of Income Taxes                                              8,432,401              1,800,000                - 0 -
                                                                  ------------           ------------         ------------
         Gain (Loss) on Discontinued Operations                      7,915,637         (    4,599,023)     (       576,197)
                                                                  ------------           ------------         ------------
         NET INCOME                                              $  14,959,185         $    1,347,855       $    4,280,210
                                                                  ============           ============         ============
Earnings (Loss) Per Common Share - Basic
----------------------------------------

   Continuing Operations                                                 $1.05                  $.98                  $.84
   Discontinued Operations                                                1.17                  (.76)                 (.10)
                                                                          ----                  ----                  ----
         Net Earnings Per Share                                          $2.22                   $.22                 $.74
                                                                         =====                   ====                 ====
Earnings (Loss) Per Common Share - Diluted
------------------------------------------

   Continuing Operations                                                $  .97                   $.87                 $.81
   Discontinued Operations                                                1.08                   (.67)                (.09)
                                                                          ----                  ----                  ----
         Net Earnings Per Share                                          $2.05                   $.20                 $.72
                                                                         =====                   ====                 ====

Shares Used in Computing Earnings Per Common Share
--------------------------------------------------

   Basic                                                             6,673,617              6,061,431            5,757,328
                                                                  ============           ============         ============
   Diluted                                                           7,296,884              6,800,143            5,972,392
                                                                  ============           ============         ============

   The accompanying notes are an integral part of these consolidated financial statements.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                         Common            Additional             Retained
                                                          Stock          Paid In Capital          Earnings              Total
                                                          -----          ---------------          --------              -----
Balance, March 31, 1997                                   $5,752            $23,476,508           $24,744,671         $48,226,931

Net Proceeds From Exercise
  of Options                                                  18                105,732                 - 0 -             105,750

Net Income                                                 - 0 -                  - 0 -             4,280,210           4,280,210
                                                           -----                 -----             ----------          ----------
Balance, March 31, 1998                                   $5,770            $23,582,240           $29,024,881         $52,612,891

Net Proceeds From Exercise
  of Options                                                 102               701,852                  - 0 -             701,954

Issuance of Common Stock                                     667             5,672,677                  - 0 -           5,673,344

Net Income                                                 - 0 -                 - 0 -              1,347,855           1,347,855
                                                           -----                 -----             ----------          ----------
Balance, March 31, 1999                                   $6,539           $29,956,769            $30,372,736         $60,336,044

Net Proceeds From Exercise of Options                         66               360,696                  - 0 -             360,762

Issuance of Common Stock                                     161               500,693                  - 0 -             500,854

Net Income                                                 - 0 -                 - 0 -             14,959,185          14,959,185
                                                           -----                 -----             ----------          ----------

Balance, March 31, 2000                                   $6,766           $30,818,158            $45,331,921         $76,156,845
                                                          ======           ===========            ===========         ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                        ALLOU HEALTH AND BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended March 31,
                                                                            2000                   1999                 1998
                                                                            ----                   ----                 ----
Cash Flows From Operating Activities
------------------------------------
   Net Income From Continuing Operations                                 $  7,043,548           $  5,946,878        $  4,856,407

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

   Income (Loss) From Discontinued Operations                               7,915,637           (  4,599,023)      (     576,197)
   Depreciation and Amortization                                              939,198                832,613             687,604
   Deferred Income Taxes                                                (     725,600)               832,000               - 0 -

Decrease (Increase) In Assets:

     Accounts Receivable                                                  (25,691,508)          (  6,044,539)          4,306,971
     Inventories                                                          (40,834,355)           (10,387,252)        (15,869,556)
     Other Assets                                                          26,401,905            (24,679,102)       (  5,638,365)

Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                               (  2,186,477)            20,761,274      (      823,692)
                                                                          -----------            -----------         -----------
        Net Cash Used In Operating Activities                             (27,137,652)           (17,337,151)        (13,056,828)
                                                                          -----------            -----------         -----------
Cash Flows From Investing Activities
------------------------------------

     Acquisition of Property and Equipment                              (     712,090)          (    891,390)      (     553,011)
                                                                          -----------            -----------         -----------

Cash Flows From Financing Activities
------------------------------------

     Net Increase in Amounts Due Bank                                      25,099,464             12,774,467          13,856,508
     Borrowings                                                             3,993,256                108,704             215,771
     Repayment of Debt                                                   (  1,953,373)         (     676,513)        (   598,046)
     Net Proceeds from Exercise of Options
       and Issuance of Common Stock                                           361,616              6,375,298             105,750
                                                                          -----------            -----------         -----------
         Net Cash Provided By Financing Activities                         27,500,963             18,581,956          13,579,983
                                                                          -----------            -----------         -----------
               NET (DECREASE) INCREASE IN CASH                          (     348,779)               353,415       (      29,856)


               CASH AT BEGINNING OF YEAR                                      400,090                 46,675              76,531
                                                                          -----------            -----------         -----------
               CASH AT END OF YEAR                                     $       51,311          $     400,090      $       46,675
                                                                          ===========            ===========         ===========
Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:
     Interest                                                             $10,762,927            $10,162,264         $  8,364,098
     Income Taxes                                                        $  5,279,000           $  1,474,304         $  2,773,345

   Non-Cash Financing Activities:
     Notes Issued                                                        $  2,873,369          $     108,764        $     215,771
     Common stock issued for business acquisition                             500,000                  - 0 -               -  0 -

   The accompanying notes are an integral part of these consolidated financial statements.

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                           First             Second               Third              Fourth
                                          Quarter            Quarter             Quarter             Quarter               Total
                                          -------            -------             -------             -------               -----
March 31, 2000
--------------
Revenues                                  $78,147,211        $101,011,666        $108,094,099       $133,793,797        $421,046,773

Income from
 continuing operations                      1,335,745           2,063,686           1,915,933          1,728,184           7,043,548
Income (loss) from
 discontinued operations                   12,796,461               - 0 -               - 0 -   (a) (  4,880,824)          7,915,637
                                          -----------       -------------       -------------      -------------         -----------
Net income (loss)                         $14,132,206       $   2,063,686       $   1,915,933      $(  3,152,640)        $14,959,185
                                          ===========       =============       =============      =============         ===========

Earnings per common share - basic
---------------------------------

   Continuing operations                       $  .20               $ .31               $ .29              $ .25               $1.05
   Discontinued operations                       1.93               - 0 -               - 0 -               (.76)               1.17
                                               ------               -----               -----              -----               -----
       Net income (loss)                        $2.13               $ .31               $ .29              $(.51)              $2.22
                                                =====               =====               =====              =====               =====

Earnings per common shares - diluted
------------------------------------

   Continuing operations                       $  .18               $ .29               $ .27              $ .24              $  .98
   Discontinued operations                       1.69               - 0 -               - 0 -               (.61)               1.08
                                               ------               -----               -----              -----               -----
       Net income (loss)                        $1.87               $ .29               $ .27              $(.37)              $2.06
                                                =====               =====               =====              =====               =====

a) Reflects an adjustment due to the Company's 100% valuation allowance against its note receivable net of taxes. (see note 2)

March 31, 1999
--------------

Revenues                                  $68,321,125         $88,985,409         $87,998,697        $88,869,919       $334,175,150

Income from
 continuing operations                      1,337,114           1,387,100           1,684,738          1,537,926          5,946,878
Loss from
 discontinued operations                 (    639,962)       (  1,150,356)      (     100,611)       ( 2,708,094)       ( 4,599,023)
                                          -----------       -------------       -------------      -------------        -----------
Net income (loss)                       $     697,152       $     236,744        $  1,584,127       $( 1,170,168)       $ 1,347,855
                                          ===========       =============       =============      =============        ===========
Earnings per common share - basic
---------------------------------

   Continuing operations                        $ .23               $ .23               $ .28              $ .24             $ .98
   Discontinued operations                       (.11)               (.19)               (.01)              (.45)             (.76)
                                               ------               -----               -----              -----              -----
       Net income (loss)                        $ .12               $ .04               $ .27              $(.21)            $ .22
                                                =====               =====               =====              =====              =====

Earnings per common share - diluted
-----------------------------------

   Continuing operations                        $ .21               $ .23               $ .26              $ .17             $ .87
   Discontinued operations                       (.10)               (.19)               (.02)              (.36)             (.67)
                                               ------               -----               -----              -----              -----
       Net income (loss)                        $ .11               $ .04               $ .24              $(.19)            $ .20
                                                =====               =====               =====              =====              =====

     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

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

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     REVENUE RECOGNITION - The Company recognizes revenue at the time the products are shipped to the customer.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

     CONCENTRATION OF CREDIT RISK - The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Concentration of credit risk with respect to trade accounts receivable is limited due to the number of entities and the size of those entities comprising the Company's customer base. No single customer accounted for more than 10% of the Company's consolidated net revenues during fiscal years 2000, 1999 and 1998.

     INVENTORIES - Inventories, which consist of finished goods, are stated at the lower of average cost (first-in first-out) method or market.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets by use of straight-line and accelerated methods.

     GOODWILL - Goodwill representing the excess of the purchase price over the fair value of net assets acquired is being amortized using the straight-line method, over periods ranging from ten to forty years. The Company periodically performs reviews to evaluate the recoverability of goodwill and other intangibles and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     INCOME TAXES - The provision for income taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

     PER SHARE DATA - Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

     STOCK BASED COMPENSATION - The Company accounts for stock options as prescribed by APB Opinion No. 25 and discloses the pro forma information required by Statement of Financial Accounting Standards No. 123. Accordingly, no compensation expense has been recognized in the financial statement for options granted with an exercise price at least equal to market value at the date of grant or in connection with the employee stock purchase plans.

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

     RECLASSIFICATIONS - As a result of the sale by the Company of its majority interest in The Fragrance Counter Inc., (note 2) the statement of income and cash flows for the prior years and related notes have been restated to segregate the net results of continued and discontinued operations.

2.  ACQUISITIONS AND DISPOSITIONS

     On June 23, 1998, the Company purchased certain assets of Direct Fragrance, Inc., a telemarketer of fragrances located in Florida for $2,761,671. The assets include inventories, fixed assets and intangibles.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     On April 27, 1998, certain officers of the Company advanced cash of $3,000,000 to The Fragrance Counter Inc., then a wholly owned subsidiary of the Company, and received a note for $3,000,000 bearing interest of 8.75% per annum with a maturity date of October 27, 1998. On October 27, 1998 in lieu of repayment, these officers received a 17.5% equity interest in common stock of The Fragrance Counter Inc. As a result of this transaction, the Company recognized a gain, net of taxes, of $1,800,000 in fiscal 1999.

     On April 23, 1999, the Company sold a majority interest in The Fragrance Counter Inc. for net proceeds of $11,296,584 in cash and $8,900,000 in notes, secured by The Fragrance Counter Inc. common stock, bearing interest at 3/8% above the prime rate. $400,000 was due and paid in July 1999 and $8,500,000 was due in April 2000 with accrued interest. The Company retained a minority interest.

     In April 2000, the Company was notified that the makers of the notes would not honor their obligation. As a result, the Company sent a notice of default requesting either payment of the notes or a private sale of the collateral which consists of 1,816,239 shares of ibeauty.com common stock, a privately held internet company, which is the successor to The Fragrance Counter Inc. The Company has recorded a valuation allowance of $8,500,000 equal to the face value of the notes. As a result of the sale, the Company recognized a gain of $8,432,401 net of taxes in fiscal 2000, after the provision for the valuation allowance.

     On January 3, 2000, the Company purchased the intangible assets of Tri-State Pharmaceutical Consultants Corp., a pharmaceutical wholesaler, for cash and stock. The Company also entered into an employment contract with Tri-State's former principal shareholder.

     On February 8, 2000, the Company entered into an agreement whereby it obtained a 50% interest in Discreet Medical Solutions, LLC (DMS), a company formed to create an internet portal to provide on-line delivery of certain medical products and content. The terms of the agreement require the Company to advance up to $5,000,000 for general working capital purposes. Interest is due from DMS at a rate 3/4% above the prime rate and payments commence once DMS operates at a positive cash flow level. DMS expects to commence operations during the Company's second quarter. At March 31, 2000, the outstanding balance due to the Company was $123,323.

3.  OTHER CURRENT ASSETS:
     The components of other current assets are:

                                                           March 31,             March 31,
                                                             2000                  1999
                                                             ----                  ----
         Interest bearing officers loans                 $1,743,866           $1,750,000
         Insurance reimbursement receivable                   - 0 -            6,835,812
         Prepaid advertising contracts                        - 0 -            1,393,333
         Product rebates receivable                         789,809              424,435
         Other                                            1,749,923            2,473,062
                                                          ---------            ---------

                                                         $4,283,598          $12,876,642
                                                          =========           ==========

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of:

                                                                   March 31,                     Estimated
                                                            2000              1999             Useful Lives
                                                            ----              ----             ------------
Machinery and Equipment                                   $2,397,524         $1,989,344              5 years
Furniture, Fixtures and
 Office Equipment                                          3,138,250          3,234,679           5-10 years
Leasehold Improvements                                     3,166,945          2,861,482          10-33 years
                                                           ---------          ---------
                                                           8,702,719          8,085,505
Less:  Accumulated Depreciation                            4,778,176          4,245,599
                                                           ---------          ---------
                                                          $3,924,543         $3,839,906
                                                           =========          =========

     Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $627,454, $664,706 and $582,546, respectively.

5. OTHER ASSETS:

     The components of other assets are:

                                                                                March 31,
                                                                     2000                      1999
                                                                     ----                      ----
       Goodwill, net of amortization                               $4,844,727                   $2,120,040
       Interest bearing officers loans                                  - 0 -                    2,016,665
       Minority interest investment
         (under 20% ownership)                                      3,000,000                        - 0 -
       Other                                                        1,302,640                      891,196
                                                                    ---------                   ----------
                                                                   $9,147,367                   $5,027,901
                                                                    =========                    =========

     Amortization of goodwill charged to operations amounted to $148,073, $76,239 and $66,864 for the years ended March 31, 2000, 1999 and 1998, respectively.

6.  AMOUNTS DUE BANK:

     The Company has a secured line of credit with a consortium of banks. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventories with aggregate maximum advances of $163,500,000, with a $5,000,000 sublimit for overadvances. Interest on the loan balance is payable monthly at 3/8% above the prime rate or 2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventories and the overadvances are guaranteed by the Company's principal stockholders. In addition, the Company is required to abide by certain financial covenants. The effective interest rates charged to the Company at March 31, 2000 and 1999 were 7.96% and 7.16%, respectively.

     Effective May 8, 2000, the Company was approved for a $200,000,000 secured line of credit with interest payable at 3/4% above the prime rate or 2.5% above the Eurodollar rate. As of June 19, 2000, the credit line has been funded in the amount of $185,081,000.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




7.  LONG-TERM DEBT:

     Long-term debt consists of:

(a) Notes collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $67,885, which include interest at rates varying from 3/8% above the prime rate to 3.36% above the three year treasury rate. At March 31, 2000, the principal balance outstanding was $1,639,359.

(b) A loan payable to the previous stockholder of M. Sobol, Inc., with interest payable on the declining principal balance at 5.45% per annum, through April 1, 2000. At March 31, 2000, the principal balance outstanding was $109,042.

(c) Notes payable to previous stockholder of Tri-State Pharmaceutical Consultants Corp., with interest payable on the declining balance at 6% per annum through July 1, 2002. At March 31, 2000, the principal balance outstanding was $1,723,368.

     The aggregate long-term debt is payable as follows:

           Year Ending

            March 31,
            ---------

                2001                               $1,831,547
                2002                                  717,481
                2003                                  349,560
                2004                                  141,702
                2005-2007                             431,479
                                                   ----------
                                                   $3,471,769
                                                   ==========

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of:

                                                                                         March 31,
                                                                               2000                 1999
                                                                               ----                 ----
        Accounts Payable, Purchases                                          $25,527,469          $28,669,375
        Selling, General and Administrative Expenses                           2,391,120            3,995,110
        Accrued Bank Interest                                                    822,490              683,173
        Accrued Payroll                                                          548,098              588,565
                                                                            ------------         ------------
                                                                             $29,289,177          $33,936,223
                                                                            ============         ============

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES - The Company is obligated under real property operating leases expiring through May, 2005. As of March 31, 2000, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

          Year Ending

           March 31,
           ---------

         2001                                  $968,419
         2002                                   855,027
         2003                                   799,457
         2004                                   652,989
         2005-2006                              730,262

     Rent expense for the years ended March 31, 2000, 1999 and 1998 amounted to $1,157,837, $1,074,675 and $895,879, respectively. Rent expense for the year ended March 31, 2000 and 1999 includes $190,509 and $144,200, respectively, paid for the Company's premises in Florida where rent was being paid on a month to month basis. The Company entered into a three year lease agreement for these premises commencing May 1, 2000.

     UNION CONTRACT - The Company has an agreement with the National Organization of Industrial Trade Unions which terminates on December 14, 2000. The agreement covers all warehouse and receiving employees, excluding supervisory personnel.

     DEFINED CONTRIBUTION PLAN - Effective April 1, 1996, the Company established a defined contribution plan (401k) for substantially all employees not covered under collective bargaining agreements. All employees over the age of 21, with at least one year of service to the Company, can contribute from 2% to 15% of their gross salaries limited to Internal Revenue Service regulations. Contributions by the Company are optional. For the years ended March 31, 2000, 1999 and 1998, the Company did not contribute to this plan.

     EMPLOYMENT AGREEMENTS - The Company has three year employment agreements with three of its officers, which expire July 31, 2001. These agreements provide for each officer to receive an annual salary of $300,000 and bonuses based on a percentage of the Company's earnings. For the years ended March 31, 2000, 1999 and 1998, such bonuses aggregated $1,536,000, $- 0 - and $206,482, respectively.

     LEGAL PROCEEDINGS - The Company is a party to a number of legal proceedings as either plaintiff or defendant, all of which are considered routine litigation incidental to the business of the Company.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  STOCK OPTION PLANS:

     The Company has adopted Stock Option Plans, which provide for the granting of stock options to certain employees and directors. An aggregate of 3,800,000 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant.

     Option activities for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                      2000                    1999                    1998
                                                      ----                    ----                    ----
Options outstanding
  at beginning of year                                2,489,420              2,036,025               1,381,150
Granted                                                 388,300                559,750               1,136,100
Exercised                                          (     66,375)         (     102,605)            (    17,625)
Cancelled                                          (     36,880)         (       3,750)            (   463,600)
                                                    -----------           ------------               ---------
Options outstanding
  at end of year                                      2,774,465              2,489,420               2,036,025
                                                    ===========           ============            ============
Option price range
  at end of year                                 $4.00 to $10.00         $4.00 to $7.70         $5.80 to $10.00
                                                  ====     =====          ====     ====          ====     =====

     The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, net income per common share from continuing operations would have been reduced to the following:

                                                                              Years Ended March 31,
                                                                 2000                1999                1998
                                                                 ----                ----                ----
        Net Income - Pro Forma                                  $6,210,756           $5,553,573           $4,636,208

        Earnings Per Common Share - Pro Forma                         $.86                 $.81                 $.64

     The weighted average fair values at date of grant for options granted during fiscal 2000, 1999 and 1998 was $3.09, $1.51 and $2.43, respectively, and were estimated using the Black-Scholes option pricing model utilizing the following assumptions: No dividend yield; expected volatility rates of 54%, 42% and 31%; risk free interest rates approximating 6%, 4% and 6%, respectively, and expected lives of 5 years.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  STOCKHOLDERS' EQUITY:

     On September 15, 1998, the stockholders of the Company approved an increase in the number of authorized shares of Class A common stock from 10,000,000 to 15,000,000 shares. The Company is also authorized to issue 1,000,000 shares of preferred stock. Holders of Class A Common Stock and Class B Common Stock share pro rata in all dividends declared by the Board of Directors. The holders of Class A Common Stock and Class B Common Stock are entitled to one and five votes per share, respectively, for every matter on which the stockholders of the Company are entitled to vote. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. All outstanding shares of Class A Common Stock and Class B Common Stock are freely transferable, subject to applicable law. The Company is authorized to issue 2,200,000 shares of Class B Common Stock.

     On December 15, 1998, the Company sold 666,667 shares of its Class A Common Stock at $9 per share in a private placement offering, which were registered on January 26, 1999. Net proceeds to the Company from the offering after deduction of associated expenses were $5,673,344. This sale included the sale of Warrants which were exercisable for variable number of shares of Class A Common Stock if the market price fell below 115% ($10.35) of the sale price during three exercise periods which began 30 days after the effective date. As a result of the market price fluctuations of the Company's stock during these periods, during fiscal 2000 the Company issued an additional 85,304 shares of its Class A Common Stock in connection with the private placement.

     During fiscal 1999, employees of the Company exercised of stock options for 102,605 shares, which resulted in net proceeds to the Company of $701,954.

     During fiscal 2000, employees of the Company exercised stock options for 19,150 shares, which resulted in net proceeds to the Company of $360,762.

     On January 4, 2000,  the Company  issued  75,472  common  shares  valued at
$500,000,   in  connection   with  its  purchase  of  Tri-State   Pharmaceutical
Consultants Corp.

12.  INCOME TAXES:

   The  components  of  income  tax  expense  from  continuing   operations  are
summarized as follows:

                                                             Years Ended March 31,
                                                2000                1999                  1998
                                                ----                ----                  ----
         Current:
          Federal                            $3,553,000            $3,364,742            $2,663,191
          State                                 679,600               913,778               313,316
                                             ----------            ----------            ----------
                                              4,232,600             4,278,520             2,976,507
                                              ---------             ---------             ---------
         Deferred:

          Federal                                98,000           (   272,000)                - 0 -
          State                                   8,400          (     48,000)                - 0 -
                                           ------------           -----------        --------------
                                                106,400           (   320,000)                - 0 -
                                             ----------            ----------        --------------

         Total                               $4,339,000            $3,958,520            $2,976,507
                                              =========             =========             =========

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     The following is a reconciliation of the statutory income tax rate to the total effective tax rates on income from continuing operations:

                                                                                     Years Ended March 31,
                                                                               2000         1999          1998
                                                                               ----         ----          ----
Federal Statutory Income Tax Rate                                               34.0%        34.0%         34.0%

Increase in Tax Rates Resulting from:
 State Income Taxes, Net of Federal Tax
  Benefits                                                                       4.1%         7.2%          5.3%

Benefit of Net Operating Loss Carryforward                                      (0.0%)       (1.2%)        (1.2%)
                                                                                 ----         ----          ----
       Effective Tax Rates For Continuing Operations                            38.1%        40.0%         38.1%
                                                                                =====        =====         =====

Deferred tax assets (liabilities) are comprised of the following:

                                                                                          March 31,
                                                                                2000               1999
                                                                                ----               ----
Deferred Gain on Sale of Minority Interest in Subsidiary                   $       - 0 -         $(1,088,000)
Other                                                                           (106,400)            256,000
                                                                                 -------          ----------
Net Deferred Tax Liability                                                     $(106,400)       $(   832,000)
                                                                                 =======          ==========

13.  EARNINGS PER COMMON SHARE:

     The following table sets forth a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operations periods presented herein.

                                                                             Years Ended March 31,
                                                                   2000              1999               1998
                                                                   ----              ----               ----
Basic                                                             6,673,617          6,061,431         5,757,328
Assumed exercise of stock options                                   623,267            738,712           215,064
                                                                  ---------         ----------         ---------
Diluted                                                           7,296,884          6,800,143         5,972,392
                                                                  =========          =========         =========
Potentially dilutive securities excluded from
 computations because they are anti-dilutive                        320,250              - 0 -           415,300
                                                                    =======              =====           =======

     Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

14.  RELATED PARTY TRANSACTIONS:

     The Company purchases inventories from various entities that are controlled by certain of the Company's officers. For the years ended March 31, 2000, 1999 and 1998, purchases from related parties amounted to $12,229,183, $14,705,794 and $4,443,634, respectively.

                       ALLOU HEALTH AND BEAUTY CARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

     The Company's reportable operating segments are:

a) Wholesale distribution of cosmetics, fragrances, health and beauty aids and non-perishable food products.

b)       Wholesale distribution of pharmaceuticals.

c)       Manufacturing of hair and skin care products.

     The accounting policies of the Company's operating segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on segment profit, which includes the overhead charges directly attributable to the segment and excludes certain expenses, which are managed outside the reportable segments. Corporate expenses including interest and income taxes are being allocated to the wholesale distribution segment only.

     Segment data from continuing operations for each of the three years in the period ended March 31, 2000 was as follows:

                                      Wholesale     Pharmaceuticals                Intersegment
                                    Distribution     Distribution   Manufacturing  Transactions    Consolidated
                                    ------------     ------------   -------------  ------------    ------------
Year Ended March 31, 2000
  Revenue                            $334,797,233    $110,241,393     $7,327,336   $(31,319,189)    $421,046,773
  Depreciation and Amortization           743,110          53,700        142,388          - 0 -          939,198
  Income (Loss) From Operations
    Before Taxes                       11,250,797         406,067       (274,316)         - 0 -       11,382,548
  Segment Assets                      211,415,018      42,203,513      6,336,921          - 0 -      259,955,452

Year Ended March 31, 1999

   Revenue                           $292,004,548     $46,961,918     $1,867,979    $(6,659,295)    $334,175,150
   Depreciation and Amortization          712,345          14,189        106,079          - 0 -          832,613
   Income (Loss) From Operations
     Before Taxes                      11,111,721         424,208     (1,630,531)         - 0 -        9,905,398
   Segment Assets                     204,911,125      12,744,061      2,252,195          - 0 -      219,907,381

Year Ended March 31, 1998

  Revenue                            $256,603,011     $45,856,322     $1,661,073    $(3,028,189)    $301,092,217
  Depreciation and Amortization           569,757          23,329         94,518          - 0 -          687,604
  Income (Loss) From Operations
    Before Taxes                        8,435,344         413,980     (1,016,410)         - 0 -        7,832,914
  Segment Assets                      167,544,969       8,836,726      2,002,601          - 0 -      178,384,296