Form 10-K/A
period 2000-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2000-07-19
CIK 846538

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

[.]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                           Commission file no. 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.

             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                     11-2953972
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or               (I.R.S.
              organization)                         Employer Identification No.)


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

         None

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information
------------------


            Our Class A common stock is listed on the American Stock Exchange under the symbol "ALU". There is no established public trading market for our Class B common Stock.


            The following table sets forth the quarterly high and low sales price of the Class A common stock during our last two fiscal years:

                                                                        HIGH                   LOW



FISCAL YEAR ENDING MARCH 31, 1999:
Quarter ending June 30, 1998.........................................     $16.00              $7.938
Quarter ending September 30, 1998....................................       11.25               4.313
Quarter ending December 31, 1998.....................................       12.25               3.375
Quarter ending March 31, 1999........................................       12.875             7.625


FISCAL YEAR ENDING MARCH 31, 2000:
Quarter ending June 30, 1999.........................................     $14.25              $7.625
Quarter ending September 30, 1999....................................       7.375               5.375
Quarter ending December 31, 1999.....................................       8.75                5.375
Quarter ending March 31, 2000........................................       9.50                6.312
Quarter ending June 30, 2000
          (through June 6, 2000).....................................    $8.00                $5.625


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

            On January 2, 2000, the Company issued 75,472 shares of Class A common stock to the shareholders of Tri-State Pharmaceutical Consultants Corp. as partial consideration for the purchase of assets. The issuance and sale of the securities set forth above are exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

                        ITEM 6. SELECTED FINANCIAL DATA .
                         ALLOU HEALTH & BEAUTY CARE INC.

INCOME STATEMENT DATA:

                                                                              Years Ended March 31,
                                                   2000               1999(1)        1998(1)            1997                1996
                                                   ----               -------        -------            ----                ----
                                                                          (In thousands, except for per share data)
Revenues                                          $421,047          $334,175          $301,092         $285,311            $273,322
Costs of revenues                                  367,964           289,637           262,237          250,843             241,734
                                                  --------          --------          --------         --------            --------
Gross profit                                        53,083            44,538            38,855           34,468              31,588

Warehouse and delivery expense                      12,307            10,279             9,288            8,592               8,063
Selling, general and
  administrative expense                            18,520            14,707            13,264           12,766              11,894
                                                  --------          --------          --------         --------            --------
Income from operations                              22,256            19,552            16,303           13,110              11,631
Interest and other                                  10,874             9,647             8,470            6,567               5,513
                                                  --------          --------          --------         --------            --------
Income from operations
  before income taxes                               11,382             9,905             7,833            6,543               6,118
                                                  --------          --------          --------         --------            --------
Discontinued operations, net
  of income taxes                                    7,916        (    4,599)       (      576)
                                                  --------          --------          --------
Net income                                         $14,959        $    1,348        $    4,280       $    4,059           $   3,757
                                                  ========          ========          ========         ========            ========

Net income per common share (2)

Basic:

Operations                                        $   1.05       $       .98        $      .84
Discontinued operations                               1.17       (       .76)       (      .10)
                                                  --------          --------          --------
                                                  $   2.22       $       .22        $      .74        $     .71          $      .66
                                                  ========          ========          ========         ========            ========
Diluted:

Operations                                       $     .97       $       .87        $      .81
Discontinued operations                               1.08       (       .67)       (      .09)
                                                  --------          --------          --------
                                                  $   2.05       $       .20        $      .72       $      .70          $      .65
                                                  ========          ========          ========         ========            ========
Balance Sheet Data:
                                                                                 As of March 31,
                                                   2000            1999               1998              1997                 1996
                                                   ----            ----               ----              ----                 ----
Cash                                           $        51        $      400        $       47       $       77           $      144
Working capital                                     64,725            52,192            43,959           42,052               37,557
Total assets                                       259,955           219,907           178,384          161,348              126,185
Total long-term liabilities                          1,640               724             1,354            1,841                  560
Total liabilities                                  183,799           159,571           125,771          113,121               82,016
Stockholders' equity                                76,157            60,336            52,613           48,227               44,168

-----------------------
 (1) As a result of the sale by the Company of its majority interest in The Fragrance Counter Inc., the statements of income for the prior years have been restated to segregate the net results of continued and discontinued operations.
 (2) Net income per common share for fiscal 1997 and prior periods have been restated in accordance with Financial Accounting Standards No. 128, 'Earnings Per Share, which requires presentation of basic earnings per share and diluted earnings per share.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Documents filed as part of this Report.

         1.       Financial Statements                                                                         Page
                                                                                                               ----
                      Report of Independent Auditor.............................................................F-1

                      Consolidated Balance Sheets -- March 31, 2000 and 1999....................................F-2

                      Consolidated Statements of Income -- Years ended March 31, 2000,
                      1999 and 1998.............................................................................F-3

                      Consolidated Statements of Stockholders' Equity -- Years ended March
                      31, 2000, 1999 and 1998...................................................................F-4

                      Consolidated Statement of Cash Flows -- Years ended March 31, 2000,
                      1999 and 1998.............................................................................F-5

                      Notes to Consolidated Financial Statements................................................F-6

                      Selected Financial Data..................................................................F-15

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

         (c)      Exhibits.

                  The following Exhibits are filed as a part of this Report:

Exhibit No.                         Description
-----------                         -----------

*3.1 Certificate of Incorporation of the Registrant as amended on October 19, 1998 and currently in effect

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

*10.17 Fifth Restated and Amended Revolving Credit and Security Agreement dated May 5, 2000 among Fleet Capital Corporation, LaSalle Business Credit, Inc., Bank Leumi USA, Dime Commercial Corp., Allfirst Bank, Key Corporate Capital, Inc., American National Bank and Trust Company of Chicago, Webster Bank, Mellon Bank, N.A., Allou Health & Beauty Care, Inc. and Allou Distributors, Inc.

*21      Subsidiaries  of the  Registrant

*23.1    Consent of Mayer Rispler & Company, P.C.

*27      Financial Data Schedule

----------------

* Filed herewith

SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALLOU HEALTH & BEAUTY CARE, INC.





                                 By:    /s/ David Shamilzadeh
                                    -----------------------------
                                        David Shamilzadeh
                                        President and Chief Financial Officer

Dated:   July 19, 2000