Form 10-K/A
period 2000-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2000-07-31
CIK 846538

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

[.] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         _____________

                           Commission file no. 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                           11-2953972
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

50 EMJAY BOULEVARD, BRENTWOOD, NEW YORK                            11717
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

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,602,403 shares of Class A common stock and 1,200,000 shares of Class B common stock as of the close of business on July 14, 2000.

                     NO DOCUMENTS INCORPORATED BY REFERENCE

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are as set forth in the table below:

NAME                                                    AGE     POSITION
----                                                    ---     --------

Victor Jacobs......................................     68      Chairman of the Board of Directors
Herman Jacobs......................................     40      Chief Executive Officer and  Director
David Shamilzadeh..................................     54      President, Chief Financial Officer and Director
Jack Jacobs........................................     37      Executive Vice President and Director
Jeffrey Rabinovich.................................     35      Vice President, Chief Systems Analyst and
                                                                Secretary
Sol Naimark........................................     40      Director
Jeffrey Berg.......................................     57      Director
Stuart Glasser.....................................     53      Director

         Victor Jacobs has served as Chairman of the Board of Directors of Allou since December 1985. From December 1985 to April 1990, and from October 1994 to July 2000, Mr. Jacobs served as Chief Executive Officer of Allou.

         Herman Jacobs has been Chief Executive Officer of Allou since July 2000 and a Director of Allou since July 1985. From December 1985 to July 2000, Mr. Jacobs served as President of Allou. Mr. Jacobs has been Chief Operating Officer since February 1994.

         David Shamilzadeh has been President of Allou since July 2000, Chief Financial Officer of Allou since April 1990 and a Director of Allou since July 1989. From February 1994 to July 2000 Mr. Shamilzadeh served as Senior Vice President of Finance.

         Jack Jacobs has been Executive Vice President of Allou since July 2000 and a Director of Allou since 1985. From June 1986 to July 2000 he served as Vice President of Purchasing and from January 1989 to June 2000 he served as Secretary.

         Jeffrey Rabinovich has been Vice President and Secretary of Allou since July 2000. From January 1999 to July 2000, Mr. Rabinovich served as the Executive Assistant to the President. From 1993 to January 1999, Mr. Rabinovich served as Assistant Treasurer at Republic National Bank.

         Sol Naimark has been a Director of Allou since 1991. He has been a partner at the law firm of Naimark and Tennenbaum for over five years.

         Jeffrey Berg has been a Director of Allou since 1994. Dr. Berg has served as President of Health Care Insights, a financial and technology consulting firm, since March 1991. Dr. Berg has worked in research and development for Johnson & Johnson Products, Inc. and General Foods Corporation.

Dr. Berg currently serves on the Board of Directors of Bio-Imaging Technologies, Inc., Biologix International Ltd., IMX Pharmaceuticals, and Dexterity Surgical.

         Stuart Glasser has been a Director of Allou since February 2000. Mr. Glasser has served as President and Chief Executive officer of Casual Male Big and Tall and Senior Executive Vice President and director of J. Baker, Inc., its parent company, a leading specialty retailer of apparel and footwear since August 1997. From 1991 to 1997, Mr. Glasser served as Executive Vice President, General Merchandise Manager, for the Mens Boys and Cosmetics areas for Bloomingdale's. Prior to that, he was employed by Elder-Beerman Stores as President for the Department Store Division.

         Herman Jacobs and Jack Jacobs are brothers and sons of Victor Jacobs.

         Directors who are not employed by Allou receive $1,000 for each Board meeting attended and an additional $250 for each committee meeting attended. Furthermore, each non-employee director is granted an option to purchase 5,000 shares of Class A Common Stock upon each election as a director of Allou.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long term compensation of the Company's chief executive officer and other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiaries during the Company's 2000, 1999 and 1998 fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                          ANNUAL COMPENSATION            COMPENSATION AWARDS
                                                     ------------------------------  ----------------------------

           NAME AND PRINCIPAL              FISCAL                                             SECURITIES
              POSITION                      YEAR     SALARY($)(1)      BONUS($)         UNDERLYING OPTIONS(#)
              --------                      ----     ------------      --------         ---------------------
  Victor Jacobs........................     2000        300,000         178,666                   --
    Chairman of Board and Chief             1999        300,000           --                      --
    Executive Officer                       1998        300,000           --                      --

  Herman Jacobs........................     2000        300,000         178,666                   --
    Chief Operating Officer                 1999        300,000           --                      --
                                            1998        300,000           --                      --


  Jack Jacobs..........................     2000        300,000         178,666                   --
    Vice President of Purchasing and        1999        300,000           --                      --
    Secretary                               1998        300,000           --                      --

  David Shamilzadeh                         2000        300,000         120,000                   --
    Chief Financial Officer                 1999        290,000         75,000                    --
                                            1998        249,231         75,000                    --

   -----------------------------------

(1) The Company pays annual insurance premiums for Victor Jacobs, Herman Jacobs, Jack Jacobs and David Shamilzadeh in the amounts of $37,234, $8,434, $7,474 and $5,217, respectively. The Company has agreed that each of Messrs. V. Jacobs, H. Jacobs, J. Jacobs and Shamilzadeh are entitled to receive the entire cash surrender value under their insurance policies.

STOCK OPTION PLANS

         In May 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), which was approved by stockholders in August 1991; in July 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"), which was adopted by the stockholders in October 1992; in August 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which the Company amended in July 1996, and which was approved by stockholders in September 1996; in July 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which was approved by stockholders in September 1996; and the Company amended and restated the 1991 Plan, the 1992 Plan, the 1995 Plan and the 1996 Plan (collectively, the "Plans") as of October 1996. The Company amended the 1996 Plan in July 1999, which was approved by stockholders in September 1999. The 1991 Plan provides for the grant of options to purchase an aggregate of 650,000 shares of Class A Common Stock. To date, options to purchase 623,475 of the 650,000 shares have been granted under the 1991 Plan. The 1992 Plan provides for the grant of options to key employees of the Company to purchase an aggregate 500,000 shares of the Company's Class B Common Stock. To date, options to purchase all of the 500,000 shares have been granted under the 1992 Plan. The 1995 Plan provides for the grant of non-qualified options to purchase an aggregate of 500,000 shares of the Company's Class B Common Stock. To date, options to purchase all of the 500,000 shares have been granted under the 1995 Plan. The 1996 Plan provides for the grant of options to purchase an aggregate of 2,000,000 shares of the Company's Class A Common Stock. To date, options to purchase 1,307,595 of the 2,000,000 shares have been granted under the 1996 Plan.

         The Plans are each administered by a Stock Option Committee (the "Committee") approved by the Board of Directors of the Company. The Committee has the authority under the Plans to determine the terms of options granted under such Plan, including, among other things, the individuals who shall receive options, the times when they shall receive them, whether an incentive stock option and/or non-qualified stock option shall be granted, the number of shares to be subject to each option and the date each option shall become exercisable. Options granted under the Plans may be designated as "incentive stock options," under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options, which do not meet such requirements.

         The Committee may set the exercise price for the options, which must be at least 100% of the fair market value of the Common Stock on the date of grant (or, in the case of an incentive stock option granted to an optionee who owns stock possessing more than 10% of the voting power of the Company's Common Stock, 110% of the fair market value of the Common Stock on the date of grant).

         The Committee may also set the period during which each option may be exercised which shall not exceed 10 years from the date of grant (or in the case of an incentive stock option granted to a stockholder who owns stock possessing more than 10% of the voting power of the Common Stock, five years from the date of grant). The Plans also provide that each employee who is an optionee shall agree to remain in the employ of the Company for a term of at least one year. The 1991 Plan will terminate on May 29, 2001, the 1992 Plan will terminate on July 9, 2002, the 1995 Plan will terminate on July 31, 2005 and the 1996 Plan will terminate on July 9, 2006.

NON-EMPLOYEE DIRECTORS' OPTIONS

         Each non-employee director (as defined in the 1996 Plan), upon each election as a director of the Company, is granted an option to purchase 5,000 shares of Class A Common Stock under the 1996 Plan. The Committee does not have any discretion with respect to the selection of directors who receive
Non-Employee Director Options or the amount, the price or the timing with respect thereto; and such Non-Employee Directors may not receive any other award under the 1996 Plan. The exercise price of such Non-Employee Director Option is the fair market value of the underlying shares of Class A Common Stock on the date of grant, payable in cash. The options have a term of five years and may be exercised at any time during such term.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth options that were granted in the fiscal year ended March 31, 2000 to any of the executive officers listed on the summary compensation table.

------------------------------- ------------- ---------------- ---------- ------------ -----------------------------
                                   NUMBER
                                     OF         PERCENT OF                                 POTENTIAL REALIZABLE
                                 SECURITIES    TOTAL OPTIONS   PER                           VALUE AT ASSUMED
                                 UNDERLYING     GRANTED TO     SHARE                      ANNUAL RATES OF STOCK
                                  OPTIONS        EMPLOYEES     EXERCISE   EXPIRATION       PRICE VALUATION FOR
NAME                              GRANTED     IN FISCAL YEAR     PRICE       DATE              OPTION TERM
------------------------------- ------------- ---------------- ---------- ------------ -----------------------------
                                                                                            5%            10%
------------------------------- ------------- ---------------- ---------- ------------ ------------- ---------------
David Shamilzadeh               17,000             .05%            $5.65     11/02/04    $57,129            $97,243
------------------------------- ------------- ---------------- ---------- ------------ ------------- ---------------


OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

         No options were exercised in the fiscal year ended March 31, 2000 by any of the executive officers listed on the summary compensation table. The following table contains information concerning the number and value, at March 31, 2000, held by Messrs. V. Jacobs, H. Jacobs, J. Jacobs and D. Shamilzadeh. The Company does not use SARs as compensation.


                                      Number of Unexercised Options          Value of Unexercised In-the-Money
                                            at Fiscal Year End                 Options at Fiscal Year End(1)
                                            ------------------                 --------------------------
     Name                             Exercisable         Unexercisable        Exercisable        Unexercisable
--------------                        -----------         -------------        -----------        -------------
Victor Jacobs...................                400,000            110,000             $371,070            $86,450
Herman Jacobs...................                467,500             32,500              376,390             86,450
Jack Jacobs.....................                467,500             32,500              376,390             86,450
David Shamilzadeh...............                257,250             42,750              612,473             97,777

------------------

(1) Fair market value of the underlying securities (the closing price of the Company's Class A Common Stock on the American Stock Exchange) at fiscal year end (March 31, 2000) minus the exercise price.

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

         There were no long-term incentive plan awards by the Company during the fiscal year ended March 31, 2000.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of Victor, Herman and Jack Jacobs for a three-year term, commencing as of August 1, 1998, each of which provides for annual salaries of $300,000 and such increases and bonuses as the Board of Directors may determine. Such agreements also provide for each individual to receive in each year of the agreement a bonus equal to 3% of any increase in the Company's earnings before interest and taxes compared to the prior fiscal year up to the first $2,000,000 of such increase, 2% of any increase greater than $2,000,000 but less than $3,000,000 and 1% of any increase in excess of $3,000,000.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee participate in all deliberations concerning executive compensation. During the fiscal year ended March 31, 2000, the Board of Directors participated in all deliberations concerning executive compensation. As of July, 2000, the Compensation Committee consisted of Victor Jacobs, Chairman of the Board, Herman Jacobs, Chief Executive Officer, Jack Jacobs, Executive Vice President, David Shamilzadeh, President and Chief Financial Officer, and Jeffrey Berg. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of July 14, 2000 certain information regarding the ownership of voting securities of the Company by each stockholder known to the management of the Company to be (i) the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the directors during the last fiscal year and nominees for director of the Company and (iii) all executive officers and directors as a group. Unless otherwise noted, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Unless otherwise noted, the address of each beneficial owner named below is the Company's corporate address.

  ------------------------------------------ --------------------- --------------------- ----------------- ------------------------
                                                                                                                    PERCENT OF
                        NAME AND                         AMOUNT AND NATURE                                            VOTING
                   PRINCIPAL POSITION                OF BENEFICIAL OWNERSHIP(A)                  PERCENT OF         POWER (k)(l)
  ------------------------------------------ --------------------- --------------------- ------------------------------------------
                                                   CLASS B               CLASS A             CLASS B    CLASS A
  ------------------------------------------ --------------------- --------------------- ------------------------------------------
  Victor Jacobs
    Chairman of the Board of Directors             925,500(b)            149,600(e)            42%         2.6%      35.9%
  ------------------------------------------ --------------------- --------------------- ------------------------------------------
  Jack Jacobs
    Executive Vice President and Director          624,750(c)            166,500(f)            28.3%       2.9%      24.8%
  ------------------------------------------ --------------------- --------------------- ------------------------------------------

  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
                                                                                                                      PERCENT OF
                        NAME AND                         AMOUNT AND NATURE                                              VOTING
                   PRINCIPAL POSITION                OF BENEFICIAL OWNERSHIP(A)                PERCENT OF             POWER (k)(l)
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
                                                   CLASS B               CLASS A        CLASS B           CLASS A
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
  Herman Jacobs
    Chief Executive Officer and Director           624,750 (d)           166,500(g)       28.3%              2.9%       24.8%
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
  David Shamilzadeh
    President, Chief Financial
    Officer and Director                               ---               272,250(h)      ---                 4.7%        2.3%
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
  Sol Naimark
    Director                                           ---                 3,750(i)      ---                 *             *
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
  Jeffrey Berg
    Director                                           ---                 3,750(i)      ---                 *             *
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
  Stuart Glasser
    Director                                           ---                   ---         ---                 *             *
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
  Dimensional Fund Advisors Inc.
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401                               ---               322,600(j)      ---                 5.8%        2.8%
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------
  All directors and officers as a group          2,174,500               762,350
    (8 persons)                                  (b)(c)(d)         (e)(f)(g)(h)(i)        98.9%             12.1%       67.3%
  ------------------------------------------ --------------------- ---------------------------------- -----------------------------

*        Less than 1%.
(a) Pursuant to Rule 13d-3 promulgated under the Exchange Act, includes shares of common stock that may be purchased within 60 days upon exercise of outstanding options.
(b) Includes 168,000 shares of our Class B common stock that may be acquired pursuant to options granted under our 1992 Stock Option Plan and 170,000 shares of our Class B common stock which may be acquired pursuant to options granted under our 1995 Stock Option Plan.
(c) Includes 166,000 shares of our Class B common stock that may be acquired pursuant to options granted under the 1992 Plan and 165,000 shares of our Class B common stock which may be acquired pursuant to options granted under the 1995 Plan.
(d) Includes 166,000 shares of our Class B common stock that may be acquired pursuant to options granted under the 1992 Plan and 165,000 shares of our Class B common stock which may be acquired pursuant to options granted under the 1995 Plan.
(e) Includes 67,000 shares of our Class A common stock that may be acquired pursuant to options granted under the 1991 Plan and 72,500 shares of our Class A common stock which may be acquired under the 1996 Plan.
(f) Includes 69,000 shares of our Class A common stock that may be acquired pursuant to options granted under the 1991 Plan and 72,500 shares of our Class A common stock which may be acquired under the 1996 Plan.
(g) Includes 69,000 shares of our Class A common stock that may be acquired pursuant to options granted under the 1991 Plan and 72,500 shares of our Class A Common Stock which may be acquired under the 1996 Plan.
(h) Includes 120,000 shares of our Class A common stock that may be acquired pursuant to options granted under the 1991 Plan and 137,250 shares of our Class A common stock which may be acquired under the 1996 plan.
(i) Includes 3,750 shares of our Class A common stock that may be acquired pursuant to options granted under the 1996 Plan.
(j) The information contained herein with respect to these shares has been obtained from Schedule 13G, dated February 4, 2000 filed by the beneficial owner.
(k) For the purposes of this calculation, the Class A common stock and Class B common stock are treated as a single class of common stock.
(l) The Class B common stock is entitled to five votes per share, whereas the common stock is entitled to one vote per share.

(j) The information contained herein with respect to these shares has been obtained from Schedule 13G, dated February 4, 2000 filed by the beneficial owner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company purchases from and, on occasion, sells to various entities that are controlled by the family of Victor Jacobs, the Chairman of the Board. During the fiscal year ended March 31, 2000, the Company purchased products aggregating $12.2 million from these parties and sold no products to these parties. The Company believes that these purchases were made on terms that were at least as favorable to the Company as those that could have been obtained from unrelated third parties.

         In April 1999 the Company sold a majority interest in its former subsidiary The Fragrance Counter, Inc., an internet retailer of prestige fragrances and cosmetics. In this transaction, the Company sold approximately
2.7 million shares of Series A preferred stock of The Fragrance Counter for an aggregate purchase price of $12.9 million of which $4.0 million was paid in cash and $8.9 million is to be paid under promissory notes that become due within one year from closing. The Fragrance Counter issued approximately 5.3 million additional shares of Series A preferred stock for an aggregate of $25.0 million in cash. As a result of this transaction, the Company's ownership of The Fragrance Counter was reduced from approximately 83% to approximately 13% of the shares of its capital stock. On the closing date of this transaction, in addition to the $4.0 million received as the cash portion of the purchase price of the Company's shares, the Company received $7.3 million in cash from The Fragrance Counter as repayment of loans previously made. The Company entered into a services and supply agreement with The Fragrance Counter under which the Company has agreed to supply The Fragrance Counter with fragrances, cosmetics and upscale health and beauty products as well as supply The Fragrance Counter with services which include warehousing, order processing, receiving, etc. for 150 days from the date of closing. This agreement has been extended through October 2000. In consideration for the services provided, The Fragrance Counter pays 25% above the Company's actual cost for providing such services. Each of Victor Jacobs, Herman Jacobs and Jack Jacobs are shareholders of The Fragrance Counter.

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

         On December 23, 1999, the Company loaned $138,460 to David Shamilzadeh. The loan is due on December 31, 2000 and bears interest at 9% per annum. On January 4, 2000, the Company loaned $535,135.33 to each of Victor, Herman and Jack Jacobs. The loan is due on January 4, 2003 and bears interst at 9% per annum.

         It has been and will continue to be the Company's policy that transactions between the Company and its directors, principal stockholders and affiliates be on terms no less favorable to the Company than could be obtained from unaffiliated persons.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ALLOU HEALTH & BEAUTY CARE, INC.



                                                By: /s/ David Shamilzadeh
                                                  ------------------------------
                                                        David Shamilzadeh
                                                        President and
                                                        Chief Financial Officer
Dated:   July 31, 2000