Form 10-Q
period 2000-06-30
ALLOU HEALTH & BEAUTY CARE INC
filed 2000-08-14
CIK 846538

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X        Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
---      Exchange Act of 1934 for the quarterly period ended June 30, 2000.
                                                             -------------

         Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
---      Exchange Act of 1934 for the transition  period from  ______________ to
         ____________.

                         Commission file number 1-10340
                                                -------

                        ALLOU HEALTH & BEAUTY CARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      11-2953972
           --------                                      ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

50 Emjay Boulevard, Brentwood, NY                          11717
---------------------------------                          -----
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code  (516)  273-4000
                                                    ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X        No
                                    -----       ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                              August 8, 2000
-------------------------------------                             --------------

Class A Common Stock, $.001 par value                                  5,602,903
                                                                       =========
Class B Common Stock, $.001 par value                                  1,200,000
                                                                       =========

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                                 Page
                                                                                                 ----

Part I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited)
           and March 31, 2000........................................................................3

         Consolidated Statements of Income & Retained
           Earnings For the Three Month Periods
           Ended June 30, 2000 and 1999 (unaudited)..................................................4

         Consolidated Statements of Cash Flows For the Three Month
           Periods Ended June 30, 2000 and 1999 (unaudited)..........................................5

         Notes to Consolidated Financial Statements (unaudited)......................................6

         Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.......................................7

Part II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................9

         Item 2.  Changes in Securities and Use of Proceeds..........................................9

         Item 3.  Defaults Upon Senior Securities....................................................9

         Item 4.  Submission of Matters to a Vote of Security Holders................................9

         Item 5.  Other Information..................................................................9

         Item 6.  Exhibits and Reports on Form 8-K...................................................9

         SIGNATURES.................................................................................10

                       ALLOU HEALTH & BEAUTY CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                          June 30,             March 31,
                                                                                            2000                 2000
                                                                                            ----                 ----
                                                                                         (unaudited)
Current Assets
--------------
   Cash                                                                                $    1,122,102     $         51,311
   Accounts Receivable (net of allowance
    for doubtful accounts of $1,480,000
    and $1,285,000, respectively)                                                          97,300,059           75,853,958
   Inventories                                                                            175,140,897          163,752,266
   Prepaid Purchases                                                                        6,853,889            2,942,409
   Other Current Assets                                                                     3,796,064            4,283,598
                                                                                        -------------        -------------

         Total Current Assets                                                            $284,213,011         $246,883,542

   Property and Equipment, Net                                                              4,037,162            3,924,543
   Other Assets                                                                            10,913,743            9,147,367
                                                                                         ------------        -------------
                TOTAL ASSETS                                                             $299,163,916         $259,955,452
                                                                                          ===========          ===========

         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

Current Liabilities
-------------------

   Amounts Due Bank                                                                      $180,687,342         $148,470,692
   Current Portion of Long-Term Debt                                                        1,741,046            1,831,547
   Accounts Payable and Accrued Expenses                                                   35,112,240           29,289,177
   Income Taxes Payable                                                                     1,909,487            2,566,969
                                                                                        -------------        -------------
         Total Current Liabilities                                                       $219,450,115         $182,158,385
                                                                                          -----------          -----------
Long Term Liabilities
---------------------

   Long-Term Debt                                                                           1,460,694            1,640,222
                                                                                        -------------        -------------
         Total Long Term Liabilities                                                        1,460,694            1,640,222
                                                                                        -------------        -------------
                TOTAL LIABILITIES                                                        $220,910,809         $183,798,607
                                                                                          -----------          -----------
Commitments and Contingencies

Stockholders' Equity
--------------------

   Preferred Stock, $.001 par value,  1,000,000
    shares authorized, none issued and outstanding.

   Class A Common Stock, $.001 par value;
     15,000,000 shares authorized; 5,567,648 and
     5,566,273 shares issued and outstanding, respectively                            $         5,568     $          5,566
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding                                                    1,200                1,200
   Additional Paid-In Capital                                                              30,825,656           30,818,158
   Retained Earnings                                                                       47,420,683           45,331,921
                                                                                         ------------         ------------
                TOTAL STOCKHOLDERS' EQUITY                                                 78,253,107           76,156,845
                                                                                         ------------         ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $299,163,916         $259,955,452
                                                                                          ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                                 June 30,
                                                                                          2000                 1999
                                                                                          ----                 ----
Revenues                                                                                 $134,664,654          $78,147,211

Costs of Revenues                                                                         118,622,001           67,306,080
                                                                                          -----------           ----------

                Gross Profit                                                               16,042,653           10,841,131
                                                                                         ------------           ----------
Operating Expenses
------------------

   Warehouse and Delivery                                                                   3,141,565            2,598,922
   Selling, General and Administrative                                                      5,308,443            4,051,765
                                                                                        -------------          -----------
         Total Expenses                                                                     8,450,008            6,650,687
                                                                                        -------------          -----------
         Income From Operations                                                             7,592,645            4,190,444
                                                                                        -------------          -----------

Other (Expenses) Income
-----------------------

   Interest Expense                                                                    (    4,416,883)        (  2,190,757)
   Other                                                                                        - 0 -               12,163
   Interest Income                                                                              - 0 -              142,895
                                                                                        -------------          -----------
         Total                                                                         (    4,416,883)        (  2,035,699)
                                                                                        -------------          -----------
         Income From Operations Before Income Taxes                                         3,175,762            2,154,745

   Provision for Income Taxes                                                               1,087,000              819,000
                                                                                        -------------         ------------

         Income From Continuing Operations                                                  2,088,762            1,335,745

         Loss From Discontinued Operations
           Net of Income Taxes of $316,000                                                      - 0 -        (     516,764)
         Gain on Disposal of Discontinued Operations
           Net of Income Taxes of $8,159,000                                                    - 0 -           13,313,225
                                                                                        -------------          -----------

                NET INCOME                                                             $    2,088,762          $14,132,206

                RETAINED EARNINGS - BEGINNING                                              45,331,921           30,372,736
                                                                                         ------------           ----------

                RETAINED EARNINGS - ENDING                                              $  47,420,683          $44,504,942
                                                                                         ============           ==========
Earnings Per Common Share
-------------------------
   Basic:
       Continuing Operations                                                                     $.31               $  .20

       Discontinued Operations                                                                    .00                 1.93
                                                                                                  ---                 ----
         Net Income                                                                              $.31                $2.13
                                                                                                  ===                 ====
   Diluted:
       Continuing Operations                                                                     $.29               $  .18

       Discontinued Operations                                                                    .00                 1.69
                                                                                                  ---                 ----

         Net Income                                                                              $.29                $1.87
                                                                                                  ===                 ====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                               For the Three Months Ended
                                                                                                        June 30,
                                                                                                 2000                 1999
                                                                                                 ----                 ----
Cash Flows From Operating Activities
------------------------------------
     Net Income                                                                          $  2,088,762          $14,132,206

         Adjustments to Reconcile Net Income to Net Cash
           Used in Operating Activities:

     Depreciation and Amortization                                                            333,956              195,624

Decrease (Increase) In Assets:

         Accounts Receivable                                                                                   (21,446,101)
         Inventories                                                                                           (11,388,631)
         Prepaid Purchases and Other Assets                                                                   (  5,368,227)
         Note Receivable                                                                                             - 0 -
Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                                                  5,823,063          (15,453,243)
     Income Taxes Payable                                                               (     657,482)           7,068,391
                                                                                         ------------          -----------
         Net Cash Used In Operating Activities                                            (30,614,660)       (     585,715)
                                                                                           ----------         ------------

Cash Flows Used in Investing Activities
---------------------------------------
     Acquisition of Property and Equipment                                              (     268,670)       (     550,617)
     Disposition of Property and Equipment                                                      - 0 -              676,750
                                                                                     ----------------         ------------
         Net Cash Provided by (Used In) Investing Activities                            (     268,670)             126,133
                                                                                         ------------         ------------

Cash Flows From Financing Activities
------------------------------------
     Net Increase in Amounts Due Bank                                                      32,216,650               443,953
     Borrowings                                                                                 - 0 -                39,132
     Repayment of Debt                                                                  (     270,029)        (     328,892)
     Net Proceeds From Exercise of Options and Warrants                                         7,500               134,240
                                                                                       --------------          ------------

         Net Cash Provided By Financing Activities                                         31,954,121              288,433
                                                                                           ----------         ------------

                INCREASE (DECREASE) IN CASH                                                 1,070,791        (     171,149)

                CASH AT BEGINNING OF PERIOD                                                    51,311              400,090
                                                                                        -------------         ------------

                CASH AT END OF PERIOD                                                    $  1,122,102        $     228,941
                                                                                          ===========         ============

Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:
         Interest                                                                     $  4,230,604             $ 2,184,859
         Income Taxes                                                                 $  1,744,482             $     - 0 -

 During the three months ended June 30, 1999, the Company issued notes for $39,132.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ALLOU HEALTH & BEAUTY CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements of Allou Health & Beauty Care, Inc. (the "Company") have been prepared in conformity with generally accepted accounting principles consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 2000. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

2. As discussed in note 2 of the Company's March 31, 2000 10-K, the Company provided a valuation allowance of $8,500,000 against its note receivable due from the principal stockholders of Ibeauty.com, which was due in April, 2000. In accordance with the provisions of the note, in lieu of repayment, the Company received 1,816,239 shares of stock of Ibeauty.com. As a result, the Company owns 31% of ibeauty.com as of June 30, 2000. Due to ibeauty.com's inability to provide financial information to the Company, the shares of stock received are not being valued and Allou cannot apply the equity method to its minority investment. Consequently, the Company's investment of $3,000,000 could be impaired.

3. Effective May 8, 2000, the Company was approved for a $200,000,000 secured line of credit with interest payable at 3/4% above the prime rate or 2.5% above the Eurodollar rate. As of June 30, 2000, the credit line has been funded in the amount of $185,081,000.

4. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                                             June 30,

                                                     2000               1999
                                                     ----               ----

      Basic                                         6,767,028         6,639,873
      Assumed exercise of stock options               555,233           918,072
                                                   ----------        ----------
      Diluted                                       7,322,261         7,557,945
                                                    =========         =========

      Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

5. On July 27, 2000, the Company issued to an institutional investor $11,470,588 of 12% senior subordinated notes due 2005 and 1,300,000 seven year warrants to purchase Allou's Class A common stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. The warrants are subject to a put option under which the investor has the right to put the warrant to Allou after five years at a price of $8 per warrant.

Additionally, subject to the Company obtaining stockholder approval at its annual meeting, the Company may issue to investors additional notes of $13,529,412 and 1,533,333 of warrants exercisable on identical terms.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.       RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

Revenues for the three months ended June 30, 2000 were $134,664,654 representing a 72.3% increase over revenues of $78,147,211 for the three months ended June 30, 1999.

This increase in revenues is attributable to increased contributions to revenues by the product segments set forth below:

Sales of health and beauty aids increased 23.4% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales and an expanded customer base.

Sales of prestige designer fragrances increased 22% when compared to the same period in the prior year. This increase in revenue is due to an increase in both same store sales and an expanded customer base.

Sales of nationally advertised non-perishable branded food products grew 51% due to our ability to obtain a greater number of promotional products from manufacturers which we then sold to our customers thus resulting in increased sales. We cannot determine whether this trend will continue.

Sales  of   pharmaceutical   items  increased  285%  within  our   wholly-owned
subsidiary, M. Sobol, Inc. when compared to the same period in the prior year. This was a result of our acquisition of Tri-State Pharmaceutical Consultants Corp. acquired during the fourth quarter of fiscal 2000 which ended March 31.

Gross profit as a percentage of revenues decreased to 11.9% for the three months ended June 30, 2000 when compared to 13.9% for the same period in the previous year. This decrease was primarily due to an increase in volume of revenue attributable to pharmaceutical products which has gross profit margins that are typically lower than our other business segments.

Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 6.3% for the three months ended June 30, 2000 from 8.5% when compared to the same period in the prior year. This percentage decrease is due to the greater volume of revenues generated by our pharmaceutical subsidiary, which has lesser operating expenses when compared to other segments of our businesses.

Inventories increased by approximately $34.3 million or 24.4% in fiscal 2000 when compared to the same period in fiscal 1999. This increase in inventory is attributable to merchandise purchased in anticipation of increased sales.

Interest expense for the three months ended June 30, 2000 increased to 3.2% from 2.6% when compared to the three months ended June 30, 1999. This increase is due to increased borrowings at a higher interest rate.

Net income from continued operations for the three months ended June 30, 2000 was $2,088,762, representing a 56% increase when compared to net income of $1,335,745 for the comparable period in 1999. Net income including income from discontinued operations during the comparable period in fiscal

1999 was $14,132,206 which includes a one time gain of $12,796,461 (net of taxes) which was realized from the sale of a majority interest in our e-commerce subsidiary, The Fragrance Counter, Inc. This increase in net income is due primarily to the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

We meet our working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by Fleet Capital for financing our accounts receivable and inventory. As of June 30, 2000, we had $180,687,342 outstanding under our $185,000,000 bank line of credit. The loan is collaterized by our inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/4% above the prime rate or 2.5% above the Eurodollar rate, at our option. The effective interest rate charged to us at June 30, 2000 was 8.78% which, was based on a combination of 2.5% above the Eurodollar rate and 3/4% above the prime rate. We utilize cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with our financing agreement. On July 27, 2000, we issued to an institutional investor $11,470,588 principal amount of 12% Senior Subordinated Notes due 2005 and warrants exercisable to purchase 1,300,000 shares of our Class A Common Stock at an exercise price of $4.50 per share. The exercise price of the warrants is subject to increase if we meet certain earnings and revenue targets. The warrants are subject to a put option under which the investor has the right to put the warrants us after the fifth anniversary of their issuance at a price of $8.00 per warrant.

Our accounts receivable increased to $97,300,059 at June 30, 2000 from $45,448,145 at June 30, 1999 representing an increase of 114%. This increase in accounts receivable is due to increased revenues during this period.

We have minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. We believe that our internally generated funds and our current and future bank line of credit will be sufficient to meet our anticipated cash and capital needs through the fiscal year ending March 31, 2002.

INFLATION AND SEASONALITY

Inflation has not had any significant adverse effects on our business and we do not believe it will have any significant affect on our future business. Our fragrance business is seasonal, with greater sales during the Christmas season then in other seasons. Our other product lines are not seasonal.

ITEM 1.        LEGAL PROCEEDINGS.

                      None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

                      None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

                      None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                      None

ITEM 5.        OTHER INFORMATION.

                      None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

    Exhibit           Description
                      -----------

       27.1           Financial Data Schedule.

               (b)    Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          /s/  David Shamilzadeh
                                          -------------------------------------
                                          David Shamilzadeh
                                          President and Chief Financial Officer

Dated:  August 14, 2000

                                  EXHIBIT INDEX
                                  -------------


         Exhibit            Description                              Page
         -------            -----------                              ----

          27.1        Financial Data Schedule