Form 10-Q/A
period 2000-06-30
ALLOU HEALTH & BEAUTY CARE INC
filed 2000-09-08
CIK 846538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the quarterly period ended June 30, 2000.
                                                             --------------


         Transition report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934 for the transition period from ______________ to
         ____________.

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

                                 Yes X   No
                                    ----   ----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                    September 5, 2000
-------------------------------------                   -- ---------------

Class A Common Stock, $.001 par value                            5,602,903
                                                                 =========
Class B Common Stock, $.001 par value                            1,200,000
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
                                                                                          ===========          ===========

         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

Current Liabilities
-------------------
   Amounts Due Bank                                                                      $180,687,342         $148,470,692
   Current Portion of Long-Term Debt                                                        1,741,046            1,831,547
   Accounts Payable and Accrued Expenses                                                   35,112,240           29,289,177
   Income Taxes Payable                                                                     1,909,487            2,566,969
                                                                                        -------------        -------------
         Total Current Liabilities                                                       $219,450,115         $182,158,385
                                                                                        -------------        -------------
   Long Term Liabilities

   Long-Term Debt                                                                           1,460,694            1,640,222
                                                                                        -------------        -------------
         Total Long Term Liabilities                                                        1,460,694            1,640,222
         ---------------------------                                                    -------------        -------------

                TOTAL LIABILITIES                                                        $220,910,809         $183,798,607
                                                                                          -----------          -----------

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

                        ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the Three Months Ended
                                                                                                    June 30,
                                                                                                 2000                 1999
                                                                                                 ----                 ----

Cash Flows From Operating Activities
------------------------------------
     Net Income                                                                          $   2,088,762          $14,132,206

         Adjustments to Reconcile Net Income to Net Cash
           Used in Operating Activities:

     Depreciation and Amortization                                                             333,956              195,624

Decrease (Increase) In Assets:

         Accounts Receivable                                                               (21,446,101)           4,714,305
         Inventories                                                                       (11,388,631)         (17,907,035)
         Prepaid Purchases and Other Assets                                                ( 5,368,227)          15,564,037
         Note Receivable                                                                       - 0 -            ( 8,900,000)
Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                                                   5,823,063          (15,453,243)
     Income Taxes Payable                                                                  (   657,482)           7,068,391
                                                                                           -----------          -----------
         Net Cash Used In Operating Activities                                             (30,614,660)         (   585,715)
                                                                                           -----------          -----------

Cash Flows Used in Investing Activities
---------------------------------------

     Acquisition of Property and Equipment                                                 (   268,670)         (   550,617)
     Disposition of Property and Equipment                                                     - 0 -                676,750
                                                                                           -----------          -----------

         Net Cash Provided by (Used In) Investing Activities                               (   268,670)             126,133
                                                                                           -----------          -----------

Cash Flows From Financing Activities
------------------------------------

     Net Increase in Amounts Due Bank                                                       32,216,650              443,953
     Borrowings                                                                                - 0 -                 39,132
     Repayment of Debt                                                                      (  270,029)         (   328,892)
     Net Proceeds From Exercise of Options and Warrants                                          7,500              134,240
                                                                                           -----------          -----------

         Net Cash Provided By Financing Activities                                          31,954,121              288,433
                                                                                           -----------          -----------

                INCREASE (DECREASE) IN CASH                                                  1,070,791          (   171,149)

                CASH AT BEGINNING OF PERIOD                                                     51,311              400,090
                                                                                           -----------          -----------

                CASH AT END OF PERIOD                                                    $   1,122,102          $   228,941
                                                                                           ===========          ===========

Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:

         Interest                                                                         $  4,230,604        $   2,184,859
         Income Taxes                                                                     $  1,744,482        $      - 0 -

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

Dated:  September 5, 2000