Form 10-Q
period 2000-09-30
ALLOU HEALTH & BEAUTY CARE INC
filed 2000-11-14
CIK 846538

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X Quarterly  report  pursuant to Section 13 or 15(d) of the Securities  Exchange
  Act of 1934 for the quarterly period ended September 30, 2000.
                                             ------------------

_ Transition  report pursuant to Section 13 or 15(d) of the Securities  Exchange
  Act of 1934 for the transition period from ______________ to ____________.

                         Commission file number 1-10340
                                                -------

                        Allou Health & Beauty Care, Inc.
                        --------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                     11-2953972
           --------                                    ----------
(State or other jurisdiction                  (IRS Employer Identification No.)
  of incorporation or organization)

50 Emjay Boulevard, Brentwood, NY                              11717
---------------------------------                              -----
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code    (516)  273-4000
                                                  ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                         November 9, 2000
-------------------------------------                        ----------------

Class A Common Stock, $.001 par value                              5,636,484
                                                                   =========

Class B Common Stock, $.001 par value                              1,200,000
                                                                   =========

                                             ALLOU HEALTH & BEAUTY CARE, INC.
                                                         FORM 10-Q
                                         FOR THE QUARTER ENDED SEPTEMBER 30, 2000




                                                                                               Page

Part I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 (unaudited)
           and March 31, 2000                                                                        3

         Consolidated Statements of Income & Retained
           Earnings for the Six Month Periods Ended
           September 30, 2000 and 1999 (unaudited)                                                   4

         Consolidated Statements of Income & Retained
           Earnings for the Three Month Periods
           Ended September 30, 2000 and 1999 (unaudited)                                             5

         Consolidated Statements of Cash Flows for the Three Month
           Periods Ended September 30, 2000 and 1999 (unaudited)                                     6

         Notes to Consolidated Financial Statements (unaudited)                                    7-8

    Item 2.  Management's Discussion and Analysis of

                Financial Condition and Results of Operations                                        9

Part II.  OTHER INFORMATION

    Item 2.  Sale of Securities                                                                     12

    Item 4.  Submission of Matters to a Vote of Security Holders                                    12

    Item 6.  Exhibits and Reports on Form 8-K                                                       13

SIGNATURES

                                          ALLOU HEALTH & BEAUTY CARE, INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS
                                                       ------

                                                                                       September 30,          March 31,
                                                                                            2000                 2000
                                                                                            ----                 ----
                                                                                         (unaudited)
Current Assets
--------------
   Cash                                                                               $        48,818     $         51,311
   Accounts Receivable (net of allowance
    for doubtful accounts of $1,675,000
    and $1,285,000, respectively)                                                         101,142,869           75,853,958
   Inventories                                                                            178,651,107          163,752,266
   Prepaid Purchases                                                                       11,125,664            2,942,409
   Other Current Assets                                                                     5,233,541            4,283,598
                                                                                        -------------        -------------

         Total Current Assets                                                            $296,201,999         $246,883,542

   Property and Equipment, Net                                                              4,341,899            3,924,543
   Other Assets                                                                            11,691,639            9,147,367
                                                                                         ------------        -------------

                TOTAL ASSETS                                                             $312,235,537         $259,955,452
                                                                                          ===========          ===========


                                         LIABILITIES & STOCKHOLDERS' EQUITY
                                         ----------------------------------
Current Liabilities
-------------------

   Amounts Due Bank                                                                      $177,930,875         $148,470,692
   Current Portion of Long-Term Debt                                                          694,303            1,831,547
   Accounts Payable and Accrued Expenses                                                   35,467,129           29,289,177
   Income Taxes Payable                                                                     1,563,717            2,566,969
                                                                                        -------------        -------------
         Total Current Liabilities                                                       $215,656,024         $182,158,385
                                                                                          -----------          -----------

Long Term Liabilities
---------------------

   Long-Term Debt                                                                           1,268,375            1,640,222
   Subordinated Debt                                                                       15,000,000                - 0 -
                                                                                         ------------   ------------------
         Total Long Term Liabilities                                                       16,268,375            1,640,222
                                                                                         ------------        -------------

                TOTAL LIABILITIES                                                        $231,924,399         $183,798,607
                                                                                          -----------          -----------

Commitments and Contingencies

Stockholders' Equity
--------------------

   Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding.

   Class A Common Stock, $.001 par value;
     15,000,000 shares authorized; 5,636,484 and
     5,566,273 shares issued and outstanding, respectively                            $         5,636     $          5,566
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding                                                    1,200                1,200
   Additional Paid-In Capital                                                              31,078,371           30,818,158
   Retained Earnings                                                                       49,225,931           45,331,921
                                                                                         ------------         ------------

                TOTAL STOCKHOLDERS' EQUITY                                                 80,311,138           76,156,845
                                                                                         ------------         ------------

                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $312,235,537         $259,955,452
                                                                                          ===========          ===========

The accompanying notes are on integral part of these consolidated financial statements



                                                ALLOU HEALTH & BEAUTY CARE, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                                           For The Six Months Ended
                                                                                                  September 30,

                                                                                           2000                 1999
                                                                                           ----                 ----

Revenues                                                                                 $266,915,133         $179,158,877

Costs of Revenues                                                                         235,941,729          154,530,392
                                                                                          -----------          -----------

                Gross Profit                                                               30,973,404           24,628,485
                                                                                         ------------         ------------

Operating Expenses
------------------

   Warehouse and Delivery                                                                   6,497,554            5,558,291
   Selling, General and Administrative                                                     10,108,375            9,102,617
                                                                                         ------------        -------------

         Total Expenses                                                                    16,605,929           14,660,908
                                                                                         ------------         ------------

         Income From Operations                                                            14,367,475            9,967,577
                                                                                         ------------        -------------

Other Charges (Credits)
-----------------------

   Interest Expense                                                                         8,323,465            4,817,113
   Interest Income                                                                              - 0 -      (       331,973)
                                                                                         ------------       --------------

         Total                                                                              8,323,465            4,485,140
                                                                                        -------------        -------------

         Income From Operations Before Income Taxes                                         6,044,010            5,482,437

   Provision for Income Taxes                                                               2,150,000            2,083,000
                                                                                        -------------        -------------

         Income From Continuing Operations                                                  3,894,010            3,399,437

         Loss From Discontinued Operations
           Net of Income Taxes                                                                  - 0 -      (      516,764)

         Gain on Disposal of Discontinued Operations
           Net of Income Taxes                                                                  - 0 -           13,313,225
                                                                                         ------------         ------------

                NET INCOME                                                             $    3,894,010        $  16,195,898

                RETAINED EARNINGS - BEGINNING                                              45,331,921           30,372,736
                                                                                         ------------         ------------

                RETAINED EARNINGS - ENDING                                              $  49,225,931        $  46,568,634
                                                                                         ============         ============


   Earnings Per Common Share
   -------------------------

   Basic:

       Continuing Operations                                                                   $ .57                 $  .51

       Discontinued Operations                                                                 - 0 -                   1.92
                                                                                               -----                   ----

         Net Income                                                                            $ .57                  $2.43
                                                                                                ====                   ====

   Diluted:

       Continuing Operations                                                                   $ .53                 $  .46

       Discontinued Operations                                                                 - 0 -                   1.74
                                                                                               -----                   ----

         Net Income                                                                            $ .53                  $2.20
                                                                                                ====                   ====

The accompanying notes are on integral part of these consolidated financial statements


                                                ALLOU HEALTH & BEAUTY CARE, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS





                                                                                            For The Three Months Ended
                                                                                                  September 30,

                                                                                              2000                 1999
                                                                                              ----                 ----

Revenues                                                                                 $132,250,479         $101,011,666

Costs of Revenues                                                                         117,319,728           87,224,312
                                                                                          -----------         ------------

                Gross Profit                                                               14,930,751           13,787,354
                                                                                         ------------         ------------

Operating Expenses
------------------

   Warehouse and Delivery                                                                   3,355,989            2,959,369
   Selling, General and Administrative                                                      4,799,932            5,053,494
                                                                                        -------------        -------------

         Total Expenses                                                                     8,155,921            8,012,863
                                                                                        -------------        -------------

         Income From Operations                                                             6,774,830            5,774,491
                                                                                        -------------        -------------

Other Charges (Credits)
----------------------

   Interest Expense                                                                         3,906,582            2,626,362
   Other                                                                                        - 0 -                9,521
   Interest Income                                                                              - 0 -      (       189,078)
                                                                                         ------------       --------------

         Total                                                                              3,906,582            2,446,805
                                                                                         ------------        -------------

         Income From Operations Before Income Taxes                                         2,868,248            3,327,686

   Provision for Income Taxes                                                               1,063,000            1,264,000
                                                                                         ------------        -------------

                NET INCOME                                                             $    1,805,248       $    2,063,686



                RETAINED EARNINGS - BEGINNING                                              47,420,683           44,504,948
                                                                                         ------------         ------------

                RETAINED EARNINGS - ENDING                                              $  49,225,931        $  46,568,634
                                                                                         ============         ============


   Earnings Per Common Share
   -------------------------

   Basic                                                                                         $.27                 $.31
                                                                                                  ===                  ===

   Diluted                                                                                       $.24                 $.29
                                                                                                 ====                  ===

The accompanying notes are on integral part of these consolidated financial statements

                        ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For The Six Months Ended
                                                                                                  September 30,

                                                                                              2000                 1999
                                                                                              ----                 ----
Cash Flows From Operating Activities
------------------------------------

     Net Income                                                                          $  3,894,010          $16,195,898

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

     Depreciation and Amortization                                                            717,439              391,248

Decrease (Increase) In Assets:

     Accounts Receivable                                                                  (25,288,911)         (11,511,186)
     Inventories                                                                          (14,898,841)         (27,030,967)
     Prepaid Purchases and Other Assets                                                   (12,080,059)          15,811,542
     Note Receivable                                                                            - 0 -         (  8,500,000)

Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                                                  6,177,952          (12,694,533)
     Income Taxes Payable                                                                (  1,003,252)           7,072,391
                                                                                          -----------          -----------

         Net Cash Used In Operating Activities                                            (42,481,662)         (20,265,607)
                                                                                           ----------           ----------

Cash Flows Used in Investing Activities
---------------------------------------

     Acquisition of Property and Equipment                                              (     732,206)       (     836,270)
     Disposition of Property and Equipment                                                      - 0 -              676,750
                                                                                     ----------------         ------------

         Net Cash Used in Investing Activities                                          (     732,206)       (     159,520)
                                                                                         ------------         ------------

Cash Flows From Financing Activities
------------------------------------

     Net Increase in Amounts Due Bank                                                      29,460,183           20,507,177
     Borrowings                                                                            15,000,000              119,889
     Repayment of Debt                                                                   (  1,509,091)        (    472,367)
     Net Proceeds From Exercise of Options and Warrants                                       260,283              134,240
                                                                                         ------------          ------------

         Net Cash Provided By Financing Activities                                         43,211,375           20,288,939
                                                                                           ----------            ----------

                DECREASE IN CASH                                                      (         2,493)       (     136,188)


                CASH AT BEGINNING OF PERIOD                                                    51,311              400,090
                                                                                        -------------         ------------

                CASH AT END OF PERIOD                                                  $       48,818        $     263,902
                                                                                        =============         ============


Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:

     Interest                                                                            $  7,962,403         $  4,757,899
     Income Taxes                                                                        $  3,153,252         $  1,260,000

During the six months ended September 30, 2000 and 1999, the Company issued notes for $15,000,000 and $119,889, respectively.

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

2. As discussed in note 2 of the Company's March 31, 2000 10-K, the Company provided a valuation allowance of $8,500,000 against its note receivable due from the principal stockholders of Ibeauty.com, which was due in April, 2000. In accordance with the provisions of the note, in lieu of repayment, the Company received shares of stock of Ibeauty.com. Due to Ibeauty.com's inability to provide financial information to the Company, the shares of stock received cannot be valued and consequently, the Company's investment of $3,000,000 could be impaired.

3. Effective May 8, 2000, the Company was approved for a $200,000,000 secured line of credit with interest payable at 3/4% above the prime rate or 2.5% above the Eurodollar rate. As of September 30, 2000, the credit line has been funded in the amount of $185,081,000.

4. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                                     Six Months Ended
                                                       September 30,

                                                     2000               1999
                                                     ----               ----

      Basic                                       6,788,422         6,641,731
      Assumed exercise of stock options             610,486           692,181
                                                 ----------        ----------

      Diluted                                     7,398,908         7,333,912
                                                  =========         =========

                                                      Three Months Ended
                                                         September 30,

                                                     2000               1999
                                                     ----               ----

      Basic                                       6,810,044         6,643,576
      Assumed exercise of stock options             589,451           455,338
                                                 ----------        ----------

      Diluted                                     7,399,495         7,098,914
                                                  =========         =========

      Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

                           ALLOU HEALTH & BEAUTY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the Company's annual meeting, which took place on September 14, 2000, the Company obtained approval from its stockholders to issue an aggregate of $25,000,000 12% senior subordinated notes and 2,833,333 seven year warrants of Allou's Class A Common Stock.

5. During the current period, the Company issued to an institutional investor $15,000,000 of 12% senior subordinated notes due July 2005 and 1,700,000 seven year warrants to purchase Allou's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. The warrants are subject to a put option under which the investor has the right to put the warrant to Allou after five years at a price of $8 per warrant.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

A.    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                  Revenues for the six months ended September 30, 2000 were $216,915,133, representing a 49.0% increase over revenues of $179,158,877 for the six months ended September 30, 1999.

                  This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which have together caused an increase in the volume of products sold.

                  Contributions to this increase in revenues by product segment was as follows:

                  Sales of Allou Distributors, Inc., the Company's wholly-owned subsidiary, which distributes brand name health and beauty aids, prestige designer fragrances, nationally advertised non-perishable branded food products increased 7.4% when compared to sales in the same period of the prior year.

                  Sales of pharmaceutical products increased 230.2% when compared to the same period of the prior year. This increase is largely due to increased sales as a result of the Company's acquisition of Tri-State Pharmaceutical Consultants Corporation which was consummated during the fourth quarter of fiscal year 2000.

                  Manufacturing sales increased 45.5% when compared to the same period in the prior year.

                  Gross profit as a percentage of revenues for the six months ended September 30, 2000 decreased to 11.6% from 13.8% when compared to the same period in the prior year. This decrease is due to increased sales of the Company's pharmaceutical products which is characterized by low gross profit margins when compared to the other segments of the Company's business.

                  Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 6.2% for the six months ended September 30, 2000, from 8.2% when compared to the same period of the prior year. This decrease as a percentage of sales is due to increased sales without a proportional increase in expenses.

                  Inventories increased by approximately $14.9 million or 9% at September 30, 2000 when compared to the fiscal year ended March 31, 2000. This increase in inventory was attributable to merchandise purchased in anticipation of increased sales.

                  Interest expense for the six months ended September 30, 2000 increased 85.6% when compared to the six months ended September 30, 1999. This increase was a result of higher borrowings at an increased rate.

                  Net income for the six months ended September 30, 2000 was $3,894,010. For the same period in the prior year net income was $16,195,898 which includes a one time gain of $12,796,461 (net of taxes) was realized from the sale of a majority interest in the Company's e-commerce subsidiary, The Fragrance Counter, Inc. Net income from operations for the six months ended September 30, 1999, was $3,399,437.

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                  Revenues for the three months ended September 30, 2000 were $132,250,479, representing a 31% increase over revenues of $101,011,666 for the six months ended September 30, 1999.

                  This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

                  Contributions to this increase in revenues by product segment was as follows:

                  Sales of Allou Distributors, Inc., the Company's wholly-owned subsidiary, which distributes brand name health and beauty aids, prestige designer fragrances, nationally advertised non-perishable branded food products decreased 2.3% when compared to sales in the same period of the prior year, due to a decrease in the sales of non-perishable food business. Sales in this segment of our business is categorized by our ability to purchase off-price non-perishable branded foods from the manufacturers. During the quarter that ended September 30, 2000 there was a decrease of 45% in the level of promotional goods offered to the Company by manufacturers.

                  Sales of pharmaceutical products increased 182.5% when compared to the same period of the prior year, This was the result of increased sales largely due to the Company's acquisition of Tri-State Pharmaceutical Consultant Corporation during the fourth quarter of fiscal 2000.

                  Gross profit as a percentage of sales decreased to 11.3% for the three months ended September 30, 2000 from 13.6% when compared to the three months ended September 30, 1999. This decrease was principally attributable to lower profit margins associated with the Company's pharmaceutical products.

                  Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 6.2% for the three months ended September 30, 2000 from 7.9% when compared to the same periods of the prior year. This decrease in operating expenses is due to increased revenues without a proportional increase in expenses.

                  Interest expenses for the three months ended September 30, 2000 increased to 3.0% from 2.4% when compared to the same period of the prior year. This increase was a result of increased borrowings at a higher rate.

                  Net income for the three months ended September 30, 2000 was $1,805,248, representing a 12.5% decrease over net income of $2,063,686 for the comparable period in 1999. The decrease in net income was due to increased interest expense.

B.       LIQUIDITY AND CAPITAL RESOURCES.

                  The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by Fleet Capital for financing the Company's accounts receivable and inventory. As of September 30, 2000, the Company had $177,930,875 outstanding under its $185 million bank line of credit. The loan was collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/4% above the prime rate or 2.5% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at September 30, 1999 was 9.39%, which was based on a combination of 2.5% above the Eurodollar rate and 3/4% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement. During the second quarter of fiscal year 2000 ended September 30 the Company issued to RFE Investment Partners an institutional investor $15,000,000 principal amount of 12% senior subordinated notes due 2005 and 1,700,000 seven year warrants to purchase Allou's Class A Common Stock at $4.50 per share. The warrants are subject to a put option under which the investor has the right to put the warrants to Allou after year five at a price of $8.00 per warrant.

                  The Company's accounts receivable increased to $101,142,869 at September 30, 2000 from $61,673,636 at September 30, 1999, representing an increase of 64%. This increase in accounts receivable was due to increased sales and customers which had previously paid the Company in an average of 55 days at September 30, 1999 have been paying the Company in an average of 69 days at September 30, 2000.

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

PART II. OTHER INFORMATION

ITEM 2.  SALE OF SECURITIES.

         On July 27, 2000, the Company issued to an institutional investor $11,470,588 principal amount of 12% Senior Subordinated Notes due 2005 and warrants exercisable to purchase 1,300,000 shares of the Company's Class A Common Stock at an exercise price of $4.50 per share. The warrants are subject to a put option under which the investor has the right to put the warrants to the Company after the fifth anniversary of their issuance at a price of $8.00 per warrant. On September 26, 2000, the Company issued to the investor an additional $3,529,412 principal amount of notes and additional warrants exercisable to purchase 400,000 shares of Class A Common Stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 14, 2000, the Company's annual meeting of stockholders was held (the "Meeting"). At the Meeting, the stockholders approved the following two matters:

         First, the election of Messrs. Victor Jacobs, David Shamilzadeh, Jack Jacobs, Herman Jacobs, Sol Naimark, Jeffrey Berg and Stuart Glasser as directors of the Company to serve until the next Annual Meeting of stockholders and until their successors shall have been duly elected and qualified. The number of votes cast for or withheld was as follows:

                                                       Votes
                                                       -----
                                           For                    Withheld
                                           ---                    --------
Victor Jacobs                           10,261,233                593,902
Herman Jacobs                           10,262,233                592,902
David Shamilzadeh                       10,262,233                592,902
Jack Jacobs                             10,262,233                592,902
Sol Naimark                             10,262,233                592,902
Jeffrey Berg                            10,262,233                592,902
Stuart Glasser                          10,261,233                593,902

         Second, the approval of issuances of additional warrants pursuant to a 12% Senior Subordinated Note and Warrant Purchase Agreement dated as of July 25, 2000 among the Company and RFE Investment Partners, VI, L.P. and the issuances of shares of Class A Common Stock upon exercise of such warrants which would result in the issuance of greater than 20% of the outstanding Common Stock of the Company. There were 6,678,401 votes cast "for" the matter, 818,332 votes cast "against" the matter and 135,085 abstentions [and broker non-votes].

Item 6.    Exhibits and reports on Form 8-K

         (a)      Exhibits


   Exhibit            Description
   ------             -----------

          27.1        Financial Data Schedule.

         (b)      Reports on Form 8-K

                  On August 2, 2000 the Company filed a report on Form 8-K, announcing that it had issued to an institutional investor $11,470,588 principal amount of 12% Senior Subordinated Notes due 2005 and warrants exercisable to purchase 1,300,000 shares of the Company's Class A Common Stock at an exercise price of $4.50 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 /s/  David Shamilzadeh
                                 ------------------------------
                                      David Shamilzadeh
                                      President and Chief Financial Officer

Dated:  November 14, 2000