Form 10-Q
period 2000-12-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2001-02-14
CIK 846538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-  Act of 1934 for the quarterly period ended December 31, 2000.
                                              -----------------

_  Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from __________ to _________.


                         Commission file number 1-10340
                                                -------


                       Allou Health & Beauty Care, Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                        11-2953972
        --------                                        ----------
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)

50 Emjay Boulevard, Brentwood, NY                           11717
---------------------------------                           -----
(Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code  (631)  273-4000
                                                  -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No _____


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                          February 12, 2001
-------------------------------------                         -----------------

Class A Common Stock, $.001 par value                                 5,636,484
                                                                      =========

Class B Common Stock, $.001 par value                                 1,200,000
                                                                      =========

                        ALLOU HEALTH & BEAUTY CARE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000




                                                                         Page
PART I.  FINANCIAL INFORMATION                                           ----
   Item 1.  Financial Statements

      Consolidated Balance Sheets as of December 31, 2000 (unaudited)
        and March 31, 2000                                                 3

      Consolidated Statements of Income & Retained
        Earnings for the Nine Month Periods Ended
        December 31, 2000 and 1999 (unaudited)                             4

      Consolidated Statements of Income & Retained
        Earnings for the Three Month Periods
        Ended December 31, 2000 and 1999 (unaudited)                       5

      Consolidated Statements of Cash Flows for the Nine Month
        Periods Ended December 31, 2000 and 1999 (unaudited)               6-7

      Notes to Consolidated Financial Statements (unaudited)               8-9

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10-12

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                 14

                        ALLOU HEALTH & BEAUTY CARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                 December 31,   March 31,
                                                                    2000          2000
                                                                    ----          ----
                                                                 (unaudited)
Current Assets
--------------
  Cash                                                          $     51,016  $     51,311
  Accounts Receivable (net of allowance
   for doubtful accounts of $1,870,000
   and $1,285,000, respectively)                                 103,776,932    75,853,958
  Inventories                                                    171,525,851   163,752,266
  Prepaid Purchases                                               14,857,397     2,942,409
  Other Current Assets                                             5,945,250     4,283,598
                                                                 -----------   -----------
      Total Current Assets                                      $296,156,446  $246,883,542

  Property and Equipment, Net                                      4,374,665     3,924,543
  Other Assets                                                    12,175,323     9,147,367
                                                                 -----------   -----------

           TOTAL ASSETS                                         $312,706,434  $259,955,452
                                                                 ===========   ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities
-------------------
  Amounts Due Bank                                              $181,198,605  $148,470,692
  Current Portion of Long-Term Debt                                  631,064     1,831,547
  Accounts Payable and Accrued Expenses                           32,876,070    29,289,177
  Income Taxes Payable                                                   -0-     2,566,969
                                                                 -----------   -----------
      Total Current Liabilities                                 $214,705,739  $182,158,385
                                                                 -----------   -----------

Long Term Liabilities
---------------------
  Long-Term Debt                                                   1,237,450     1,640,222
  Subordinated Debt $15,000,000 - Net of
    unamortized discount of $3,972,640                            11,027,360           -0-
                                                                 -----------   -----------
                                                                  12,264,810     1,640,222
                                                                 -----------   -----------
Common Stock Put Warrants                                          4,314,006           -0-
                                                                 -----------   -----------

Stockholders' Equity
--------------------
  Preferred Stock, $.001 par value, 1,000,000
   shares authorized, none issued and outstanding.

  Class A Common Stock, $.001 par value;
    15,000,000 shares authorized; 5,636,484 and
    5,566,273 shares issued and outstanding, respectively       $      5,636  $      5,566
  Class B Common Stock, $.001 par value;
    2,200,000 shares authorized;
    1,200,000 shares issued and outstanding                            1,200         1,200
  Additional Paid-In Capital                                      31,078,371    30,818,158
  Retained Earnings                                               50,336,672    45,331,921
                                                                 -----------   -----------
           TOTAL STOCKHOLDERS' EQUITY                             81,421,879    76,156,845
                                                                 -----------   -----------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $312,706,434  $259,955,452
                                                                 ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                 For The Nine Months Ended
                                                                        December 31,

                                                                    2000          1999
                                                                    ----          ----

Revenues                                                        $407,567,839  $287,252,976

Costs of Revenues                                                359,539,795   248,182,714
                                                                 -----------   -----------
           Gross Profit                                           48,028,044    39,070,262
                                                                 -----------   -----------

Operating Expenses
------------------
  Warehouse and Delivery                                          11,471,042     8,789,206
  Selling, General and Administrative                             14,847,784    14,547,707
                                                                 -----------   -----------
      Total Expenses                                              26,318,826    23,336,913
                                                                 -----------   -----------
      Income From Operations                                      21,709,218    15,733,349
                                                                 -----------   -----------

Other Charges (Credits)
-----------------------

  Interest Expense                                                13,885,466     7,672,785
  Interest Income                                                        -0-  (    512,598)
                                                                 -----------   -----------
      Total                                                       13,885,466     7,160,187
                                                                 -----------   -----------
      Income From Operations Before Income Taxes                   7,823,752     8,573,162

  Provision for Income Taxes                                       2,819,000     3,257,792
                                                                 -----------   -----------
      Income From Continuing Operations                            5,004,752     5,315,370

      Loss From Discontinued Operations
        Net of Income Taxes                                              -0-  (    516,764)
      Gain on Disposal of Segment Net of Income Taxes                    -0-    13,313,225
                                                                 -----------   -----------
           NET INCOME                                           $  5,004,752  $ 18,111,831

           RETAINED EARNINGS - BEGINNING                          45,331,920    30,372,736
                                                                 -----------   -----------
           RETAINED EARNINGS - ENDING                           $ 50,336,672  $ 48,484,567
                                                                 ===========   ===========


Earnings (Loss) Per Common Share
--------------------------------
  Basic:
     Continuing Operations                                             $ .74        $  .80

     Discontinued Operations                                             -0-          1.92
                                                                        ----          ----
      Net Income                                                       $ .69        $ 2.72
                                                                        ====          ====

  Diluted:

     Continuing Operations                                             $ .69        $  .73

     Discontinued Operations                                             -0-          1.76
                                                                        ----          ----
      Net Income                                                       $ .69        $ 2.49
                                                                        ====          ====


The accompanying notes are an integral part of these consolidated financial statements.

                        ALLOU HEALTH & BEAUTY CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                                                For The Three Months Ended
                                                                        December 31,

                                                                    2000          1999
                                                                    ----          ----

Revenues                                                        $140,652,706  $108,094,099

Costs of Revenues                                                123,598,066    93,652,322
                                                                 -----------   -----------
           Gross Profit                                           17,054,640    14,441,777
                                                                 -----------   -----------
Operating Expenses
------------------
  Warehouse and Delivery                                           4,739,409     3,230,915
  Selling, General and Administrative                              4,973,489     5,445,090
                                                                 -----------   -----------
      Total Expenses                                               9,712,898     8,676,005
                                                                 -----------   -----------
      Income From Operations                                       7,341,742     5,765,772
                                                                 -----------   -----------
Other Charges (Credits)
-----------------------
  Interest Expense                                                 5,562,001     2,855,668
  Interest Income                                                        -0-  (    180,625)
                                                                 -----------   -----------
      Total                                                        5,562,001     2,675,043
                                                                 -----------   -----------
      Income From Operations Before Income Taxes                   1,779,741     3,090,729

  Provision for Income Taxes                                         669,000     1,174,796
                                                                 -----------   -----------
           NET INCOME                                           $  1,110,741  $  1,915,933



           RETAINED EARNINGS - BEGINNING                          49,225,931    46,568,634
                                                                 -----------   -----------

           RETAINED EARNINGS - ENDING                           $ 50,336,672  $ 48,484,567
                                                                 ===========   ===========



Earnings (Loss) Per Common Share
--------------------------------
  Basic                                                                $ .16          $.29
                                                                        ====           ===

  Diluted                                                              $ .16          $.27
                                                                        ====           ===


The accompanying notes are an integral part of these consolidated financial statements.

                        ALLOU HEALTH & BEAUTY CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                         December 31,
                                                                    2000          1999
                                                                    ----          ----
Cash Flows From Operating Activities
------------------------------------
   Net Income                                                   $  5,004,752  $ 18,111,827

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

   Depreciation and Amortization                                   1,445,570       586,872
   Deferred Income Taxes                                                 -0-     2,398,000

Decrease (Increase) In Assets:

      Accounts Receivable                                       ( 27,922,974) ( 15,077,002)
      Inventories                                               (  7,773,585) ( 43,879,155)
      Prepaid Purchases and Other Assets                        ( 17,236,526)   29,900,406
      Notes Receivable                                                   -0-  (  8,500,000)

Increase (Decrease) In Liabilities:

   Accounts Payable and Accrued Expenses                           3,586,893  (  8,883,916)
   Income Taxes Payable                                         (  2,566,969)    3,046,936
                                                                 -----------   -----------
      Net Cash Used In Operating Activities                     ( 45,462,839) ( 22,296,032)
                                                                 -----------   -----------
Cash Flows Used in Investing Activities
---------------------------------------
   Acquisition of Property and Equipment                        (    922,397) (    911,929)
   Disposition of Property and Equipment                                 -0-       676,750
                                                                 -----------   -----------
      Net Cash Used in Investing Activities                     (    922,397) (    235,179)
                                                                 -----------   -----------
Cash Flows From Financing Activities
------------------------------------
   Net Increase in Amounts Due Bank                               32,727,913    21,427,923
   Borrowings                                                     15,000,000     1,119,889
   Repayment of Debt                                            (  1,603,255) (    627,379)
   Sale of Capital Stock                                                 -0-       278,115
   Proceeds From Exercise of Options and Warrants                    260,283           -0-
                                                                 -----------   -----------
      Net Cash Provided By Financing Activities                   46,384,941    22,198,548
                                                                 -----------   -----------
           INCREASE (DECREASE) IN CASH                          (        295) (    332,663)

           CASH AT BEGINNING OF PERIOD                                51,311       400,090
                                                                 -----------   -----------
           CASH AT END OF PERIOD                                $     51,016  $     67,427
                                                                 ===========   ===========

Supplemental Disclosures of Cash Flow Information:

  Cash Paid For:

   Interest                                                     $ 13,509,996  $  7,620,083
   Income Taxes                                                 $  6,365,872  $  4,107,000

  Non-Cash Financing Activities:

   Common Stock Issued for Debt Repayment                       $    250,000           -0-

  During the nine months ended December 31, 2000 and 1999, the Company issued notes for $15,000,000 and $1,119,889, respectively.

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

2. As discussed in note 2 of the Company's Form 10-K for the year ended March 31, 2000, the Company provided a valuation allowance of $8,500,000 against its note receivable due from the principal stockholders of ibeauty.com, which was due in April 2000. In accordance with the provisions of the note, in lieu of repayment, the Company received shares of stock of ibeauty.com. Due to ibeauty.com's inability to provide financial information to the Company, the shares of stock received cannot be valued and consequently, the Company's investment of $3,000,000 could be impaired.

3. Effective May 8, 2000, the Company was approved for a $200,000,000 secured line of credit with interest payable at 3/4% above the prime rate or 2.5% above the Eurodollar rate. As of December 31, 2000, the credit line has been funded in the amount of $185,081,000.

4. Earnings per share (EPS) for the current and prior period has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                             Nine Months Ended
                                                December 31,

                                              2000         1999
                                              ----         ----
    Basic                                  6,804,627    6,647,793
    Assumed exercise of stock options        462,288      609,156
                                          ----------   ----------
    Diluted                                7,266,915    7,256,949
                                          ==========   ==========

                                             Three Months Ended
                                               September 30,

                                              2000         1999
                                              ----         ----
    Basic                                  6,836,484    6,659,853
    Assumed exercise of stock options         31,897      407,981
                                          ----------   ----------
    Diluted                                6,868,381    7,067,834
                                          ==========   ==========

    Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

                          ALLOU HEALTH & BEAUTY CARE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







5. During the current period, the Company issued to an institutional investor $15,000,000 of 12% senior subordinated notes due July 2005 and 1,700,000 seven year warrants to purchase Allou's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor has the right to put the warrant to Allou after five years at a price of $8 per warrant. These warrants, which have been valued at $4,314,006 using the Black - Sholes Pricing Model, are being amortized over the life of the note. Included in interest expense is $341,366 representing such amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    A.      RESULTS OF OPERATIONS

            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

            Revenues for the nine months ended December 31, 2000 were $407,567,839 representing a 42.0% increase over revenues of $287,252,976 for the nine months ended December 31, 1999.

            This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which have together caused an increase in the volume of products sold.

            Contributions to this increase in revenues by product segment were as follows:

            Sales of Allou Distributors, Inc., the Company's wholly-owned subsidiary, which distributes brand name health and beauty aids, prestige designer fragrances, and nationally advertised non-perishable branded food products increased 2.3% when compared to sales in the same period of the prior year.

            Sales of pharmaceutical products increased 195% when compared to the same period of the prior year. This increase is largely due to increased sales as a result of the Company's acquisition of Tri-State Pharmaceutical Consultants Corporation which was consummated during the fourth quarter of fiscal year 2000.

            Manufacturing sales increased 87.6% when compared to the same period in the prior year as a result of increased volume of purchases from major private lable customers.

            Gross profit as a percentage of revenues for the nine months ended December 31, 2000 decreased to 11.8% from 13.6% when compared to the same period in the prior year. This decrease is due to increased sales of the Company's pharmaceutical products which is characterized by low gross profit margins when compared to the other segments of the Company's business.

            Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 6.5% for the nine months ended December 31, 2000, from 8.1% when compared to the same period of the prior year. This decrease as a percentage of sales is due to increased sales without a proportional increase in expenses.

            Inventories increased by approximately $7.8 million or 4.7% at December 31, 2000 when compared to the fiscal year ended March 31, 2000. This increase in inventory was attributable to merchandise purchased in anticipation of increased sales.

            Interest expense for the nine months ended December 31, 2000 increased 94% when compared to the nine months ended December 31, 1999. This increase was a result of higher borrowings at an increased rate.

            Net income for the nine months ended December 31, 2000 was $5,005,256. Net income was $18,111,831 for the same period during the prior year which included a one time gain of $12,796,461 (net of taxes) was realized from the sale of a majority interest in the Company's e-commerce subsidiary. Net income from continuing operations for the nine months ended December 31, 1999, was $5,315,370.

            FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

            Revenues for the three months ended December 31, 2000 were $140,652,706, representing a 30% increase over revenues of $108,094,099 for the three months ended December 31, 1999.

            This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

            Contributions to this increase in revenues by product segment was as follows:

            Sales of Allou Distributors, Inc., the Company's wholly-owned subsidiary, which distributes brand name health and beauty aids, prestige designer fragrances, and nationally advertised non-perishable branded food products decreased 13.1% when compared to sales in the same period of the prior year, due in part to a decrease in the sales of the non-perishable food business. Sales in this segment of our business is categorized by our ability to purchase off-price non-perishable branded foods from the manufacturers. During the quarter that ended September 30, 2000, there was a decrease of 100% in the level of promotional goods offered to the Company by manufacturers. Sales of branded health and beauty aids decreased 20% when compared to the same period in the prior year due to redirecting resources from this segment of the Company's business in order to support the substantial growth in pharmaceutical sales.

            Sales of pharmaceutical products increased 147% when compared to the same period of the prior year. This was the result of increased sales largely due to the Company's acquisition of Tri-State Pharmaceutical Consultant Corporation during the fourth quarter of fiscal 2000.

            Gross profit as a percentage of sales decreased to 12.1% for the three months ended December 31, 2000 from 13.5% when compared to the three months ended December 31, 1999. This decrease was principally attributable to lower profit margins associated with the Company's pharmaceutical products.

            Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 6.9% for the three months ended December 31, 2000 from 8.0% when compared to the same period of the prior year. This decrease in operating expenses is due to increased revenues without a proportional increase in expenses.

            Interest expenses for the three months ended December 31, 2000 increased to 4.0% from 2.5% when compared to the same period of the prior year. This increase was a result of increased borrowings at a higher rate.

            Net income for the three months ended December 31, 2000 was $1,111,246, representing a 42.0% decrease over net income of $1,915,935 for the comparable period ending December 31, 1999. The decrease in net income was due to increased interest expense.

    B.      LIQUIDITY AND CAPITAL RESOURCES

            The Company meets its working capital requirements from internally generated funds and from a financing agreement with a consortium of banks led by Fleet Capital for financing the Company's accounts receivable and inventory. As of December 31, 2000, the Company had $181,198,605 outstanding under its $185 million bank line of credit. The loan was collateralized by the Company's inventory and accounts receivable. Interest on the loan balance is payable monthly at 3/4% above the prime rate or 2.5% above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company at December 31, 2000 was 9.28%, which was based on a combination of 2.5% above the Eurodollar rate and 3/4% above the prime rate. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement. During the quarter ended September 30, 2000, the Company issued to RFE Investment Partners, an institutional investor, $15,000,000 principal amount of 12% senior subordinated notes due 2005 and 1,700,000 seven year warrants to purchase Allou's Class A Common Stock at $4.50 per share. The warrants are subject to a put option under which the investor has the right to put the warrants to Allou after year five at a price of $8.00 per warrant.

            The Company's accounts receivable increased to $103,776,932 at December 31, 2000 from $65,239,452 at December 31, 1999, representing an increase of 59.0%. This increase in accounts receivable was due to increased sales and an increase in the average number of days customers have been paying. Customers which have previously paid the Company in an average of 55 days at December 31, 1999 have been paying the Company in an average of 66 days at December 31, 2000.

            The Company has minimal capital investment requirements and any significant capital expenditures are financed through long term lease agreements that would not adversely impact cash flow. The Company believes its internally generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through its fiscal year ending March 31, 2002.

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

              None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          /s/ David Shamilzadeh
                                          -----------------------------------
                                          David Shamilzadeh
                                          President and Chief Financial Officer


Dated:  February 14, 2001