Form 10-K
period 2001-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2001-07-03
CIK 846538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 For the fiscal year ended March 31, 2001

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

       Registrant's telephone number, including area code: (631) 273-4000

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
                                             ----    ----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /__/

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 29, 2001 was $23,006,609. Such aggregate market value is computed by reference to the closing sales price of the Class A common stock on such date. For purposes of this calculation, the Registrant has excluded the Class B common stock, which is held primarily by affiliates and is not publicly-traded.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,636,468 shares of Class A common stock and 1,200,000 shares of Class B common stock as of the close of business on June 29, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant's Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. Business

GENERAL

         We are a leading distributor of prestige brand name fragrances and cosmetics, and health and beauty aid products in metropolitan New York City, New Jersey, Connecticut, Philadelphia and Miami. We also manufacture upscale hair and skin care products for sale under private labels. We distribute approximately 22,000 SKUs of branded consumer products to over 140 national mass merchandisers including: Sears Roebuck & Co., Wal-Mart, J.C. Penney, Target, CVS, and Walgreens, and to approximately 4,200 independent retailers. We believe that products distributed by us are sold in a total of over 15,000 retail stores. Since our current principal stockholders acquired us, we have grown through internal growth and strategic acquisitions, which have enabled us to expand our product offerings, enter into new geographic markets, add new customers and cross-sell existing and new product lines to our diversified customer base.

PRODUCTS

         We distribute four general categories of products:

          o    fragrances and cosmetics;

          o name brand health and beauty aids and health and beauty aids under our Allou brand;

          o    prescription pharmaceuticals; and

          o    non-perishable food items.

         In addition, we manufacture upscale hair and skin care products.

        Fragrances and Cosmetics

          We distribute prestige designer fragrances of many large manufacturers, which include: Ralph Lauren, Calvin Klein, Lancome and Chanel. See "Manufacturers and Suppliers." Fragrance and cosmetic sales accounted for approximately 40% of our revenues during the fiscal year ended March 31, 1999, 36% of our revenues during the fiscal year ended March 31, 2000, and 29% of our revenues during the fiscal year ended March 31, 2001. Our profit margins on fragrance and cosmetic sales are typically greater than those on name brand health and beauty aids and, accordingly, we have sought to increase our sales and marketing efforts in this area.

          Some fragrance and cosmetic brands that we distribute are:

              o  Polo                          o  Revlon

              o  Eternity                      o  Maybelline

              o  Hugo                          o  Lancome

          Some fragrance and cosmetic products that we distribute are:

              o  Perfume                       o  Eyeshadow

              o  Cologne                      o   Lipstick

              o  Nail Polish                  o   Mascara

          Health and Beauty Aids

          We distribute approximately 8,000 brand name health and beauty aid products by such manufacturers as Colgate-Palmolive, Clairol, Procter & Gamble, Johnson & Johnson and Gillette. See "Manufacturers and Suppliers." We also distribute nail polish, toothpaste, petroleum jelly and other health and beauty aid products manufactured by others and sold under our Allou brand label. Health & Beauty Aids accounted for approximately 37% of our revenues during the fiscal year ended March 31, 1999, 30% of our revenues during the fiscal year ended March 31, 2000 and 25% of our revenues during the fiscal year ended March 31, 2001. Sales of Allou brand are not material.

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

              o  Johnson's Baby Lotion         o  Rave hairspray

              o  Gillette Mach 3 razors        o  Vaseline Intensive Care lotion

          Some health and beauty aid products that we distribute are:

              o  Antacids                      o  Oral Antiseptics and Sprays

              o  Baby Care                     o  Deodorants

              o  Cough and Cold Remedies       o  Shampoos

          Prescription Pharmaceuticals

          During fiscal 1994, we acquired the capital stock of M. Sobol, Inc., a manufacturers' distributor of branded prescription pharmaceuticals. M. Sobol, Inc. was founded in 1928 and currently distributes pharmaceuticals to approximately 700 independent pharmacies in the Northeast. We purchase approximately 4,000 branded pharmaceuticals from such manufacturers as Pfizer, Eli Lilly, Merck and Glaxo. Additionally, we distribute 3,000 generic prescription pharmaceutical products which are purchased from manufacturers such as Schein Pharmaceuticals, Inc., Barre National, Inc., and Sidmak Laboratories, Inc. During fiscal 2000, we acquired the assets of Tri-State Pharmaceutical Consultants, Corp. a national distributor of branded and generic pharmaceuticals. Tri-State was founded in 1995 and currently distributes pharmaceuticals to national chains such as Rite Aid and wholesalers such as McKesson. Pharmaceuticals accounted for approximately 14% of our revenues during the fiscal year ended March 31, 1999, 26% of our revenues during the fiscal year ended March 31, 2000 and 42% of our revenues during the fiscal year ended March 31, 2001.

          Food

          We sell non-perishable packaged food items which we purchase almost exclusively at discount prices from major food companies. This product line requires little additional operating costs to us since sales of non-perishable food are pre-sold and drop-shipped directly to our customers from the vendors. Non-perishable food items accounted for approximately 10% of our revenues during the fiscal year ended

March 31, 1999, 6.1% of our revenues during the fiscal year ended March 31, 2000 and 3% of our revenues during the fiscal year ended March 31, 2001.

          Hair and Skin Care Product Manufacturing

          During fiscal 1996, we purchased selected assets of Russ Kalvin, Inc. This acquisition has enabled us to manufacture and distribute salon quality hair and skin care products to national mass merchandisers and independent retailers. Since 1998, we have manufactured private label upscale hair and skin care products for J.C. Penney, Bath and Body Works, Sears Roebuck & Co., and other specialty retailers. In addition, we manufacture a proprietary line of hair care and skin care products which we market under the Russ Kalvin generic brands. This business generates substantially higher gross profit margins than our distribution business. Hair and skin care products accounted for approximately 1.7% of our revenues during the fiscal year ended March 31, 2000 and 1% of our revenues during the fiscal year ended March 31, 2001. Revenues from prior years were not material.

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

OPERATIONS

          We maintain an approximately 157,000 square foot warehouse facility with sales and administrative offices in Brentwood, New York. The warehouse typically contains on a blended basis inventory for approximately four months of distribution to customers. We maintain these levels of inventory in order to provide our customers with the convenience of one stop shopping privileges. We use a computerized data base system which enables management to monitor sales, purchases and inventory status. Historically, we have not experienced problems with product shelf lives, as most products we sell are not perishable. Those products that are perishable generally can be returned to the manufacturer if they are not sold by the expiration date. We also lease an approximately 105,000 square foot facility in Saugus, California and a 10,000 square foot facility in Miami, Florida.

          We contract with local carriers and independent trucking agents to make deliveries to our customers. From the time it is placed, a customer order will generally be shipped within 48 hours.

          Work in the warehouse is cyclical and workers are trained in several tasks so that they can be rotated to fill the jobs where they are most needed.

          Since we acquired selected assets of Russ Kalvin, Inc. in October 1995, we have consolidated operations and reduced overhead, and positioned ourself to market and manufacture quality hair and skin care products to major retailers such as J.C. Penney, Bath and Body Works, Sears Roebuck, & Co., and other specialty retailers. We have consolidated all administrative functions of Russ Kalvin into our Brentwood, New York facility. In addition, we have 105,000 square feet of leased space in Saugus, California which is used to manufacture and distribute upscale private label hair and skin care products for major retailers.

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

          The computerized system enables us to better manage our inventories. It keeps a running inventory of goods on hand for each item we distribute. When the inventory of any item drops to a certain pre-set level, a purchase order for a set number of additional units of the item is automatically written and, after being reviewed by management, is sent directly to the manufacturer. We recently engaged J.D. Edwards & Company a software technology provider to upgrade Allou's EDP systems. The implementation of this technology will provide the technological infrastructure required to meet Allou's goal for future growth.

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

EMPLOYEES

          As of March 31, 2001, we employed approximately 295 persons on a full time basis, including 5 in executive positions, 13 in purchasing, 46 in marketing and sales, 89 in administration and accounting, and 142 in warehouse and receiving. Some of our sales personnel are partially paid on a commission basis. During peak selling seasons we also employ part-time personnel.

          We are a party to a collective bargaining agreement expiring December 14, 2003 with the National Organization of Industrial Trade Unions covering 85 of our warehouse and receiving employees. We have not experienced any work stoppages. We believe our relations with our employees are satisfactory.

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

ITEM 2. PROPERTIES

          We lease approximately 157,000 square feet of space for our principal executive offices, warehouse and distribution facilities and sales headquarters in the Brentwood Industrial Park, 50 Emjay Boulevard, Brentwood, New York 11717. We have a ten-year lease which expires on May 31, 2005, and includes a five-year option for renewal. The base annual rental of the property is approximately $500,000 with additional charges for insurance, fuel and taxes and increases during the initial term of the lease. We also lease approximately 105,000 square feet of space in Saugus, California to manufacture and distribute hair and skin care products. This space is leased through two leases. One lease, covering approximately 27,800 square feet, expires on September 30, 2010, with a ten-year option for renewal at a base annual rental of approximately $333,173 with additional charges for insurance, fuel, taxes and increases during the initial term of the lease. The other lease, covering approximately 25,000 square feet, expires on May 31, 2010, with a ten-year option for renewal at a base annual rental of approximately $108,000, with an additional surcharge of $2,000 per month from May 2001 to April 2003 and additional charges for insurance, fuel, taxes and increases during the initial term of the lease We also lease 10,000 square feet of space in Miami, Florida, which expires on April 30, 2003 at a base annual rent of approximately $156,000 for warehousing and distribution purposes.

ITEM 3. LEGAL PROCEEDINGS

          We are a party to a number of legal proceedings all of which are routine litigation incidental to our business.

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

          The following table sets forth the quarterly high and low sales price of the Class A common stock during our last two fiscal years:

                                                                  HIGH      LOW
                                                                  ----      ---

Fiscal year ending March 31, 2000:
Quarter  ending June 30, 1999 ...........................        $14.250  $7.625
Quarter  ending  September 30, 1999 .....................          7.375   5.375
Quarter ending  December 31, 1999 .......................          8.750   5.375
Quarter  ending  March 31, 2000 .........................          9.500   6.312


                                                                  HIGH      LOW
                                                                  ----      ---
Fiscal year ending March 31, 2001:
Quarter  ending June 30, 2000 ...........................        $ 8.250  $5.625
Quarter  ending  September 30, 2000 .....................          7.312   5.125
Quarter ending  December 31, 2000 .......................          5.500   3.125
Quarter  ending  March 31, 2001 .........................          5.750   3.375
Quarter  ending June 30,  2001  .........................          4.950   3.160


Holders
-------

          As of June 29, 2001, there were 83 holders of record of our Class A common stock and four (4) holders of record of our Class B common stock. Based upon conversations with brokers, management believes that there are in excess of 1,000 beneficial owners of the Class A common stock.

Dividends
---------

          We have not paid a dividend on our shares of Class A common stock or Class B common stock and have no present expectation of doing so in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

          During fiscal 2001, we issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of our Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if we meet certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, which are based on financial results for the years ending March 31, 2002 and 2003, to put the warrants to us after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Sholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordiniated notes. Included in interest expense for fiscal 2001 is $557,066, representing such accretion.

          On January 2, 2000, we issued 75,472 shares of Class A common stock to the shareholders of Tri-State Pharmaceutical Consultants Corp. as partial consideration for the purchase of assets. The issuance and sale of the securities set forth above are exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6.     SELECTED FINANCIAL DATA, INCOME STATEMENT DATA:


                                                                       Years Ended March 31,
                                                   2001          2000       1999(1)        1998(1)         1997
                                                   ----          ----       ----           -----           ----

                                                            (In thousands, except for per share data)
Revenues                                       $548,147      $421,047      $334,175      $301,092      $285,311
Costs of revenues                               482,590       367,964       289,637       262,237       250,843
                                               --------      --------      --------      --------      --------

Gross profit                                     65,557        53,083        44,538        38,855        34,468
Warehouse and delivery expense                   15,121        12,307        10,279         9,288         8,592
Selling, general and
  administrative expense                         21,946        18,520        14,707        13,264        12,766
                                               --------      --------      --------      --------      --------
Income from operations                           28,490        22,256        19,552        16,303        13,110
Interest and other                               24,444        10,874         9,647         8,470         6,567
                                               --------      --------      --------      --------      --------
Income from operations
  before income taxes                             4,046        11,382         9,905         7,833         6,543
                                               --------      --------      --------      --------      --------
Discontinued operations, net
  of income taxes                                     -         7,916      (  4,599)     (    576)
                                               --------      --------      --------      --------
Net income                                     $  2,458      $ 14,959      $  1,348      $  4,280      $  4,059
                                               ========      ========      ========      ========      ========
Net income per common share (2)
Basic:
Operations                                     $    .36      $   1.05      $    .98      $    .84      $    .71
Discontinued operations                               -          1.17      (    .76)     (    .10)            -
                                               --------      --------      --------      --------      --------
                                               $    .36      $   2.22      $    .22      $    .74      $    .71
                                               ========      ========      ========      ========      ========
Diluted:
Operations                                     $    .34      $    .97      $    .87      $    .81      $    .70
Discontinued Operations                               -          1.08       (   .67)     (    .09)            -
                                               --------      --------      --------      --------      --------
                                               $   .34       $   2.05      $    .20      $    .72      $    .70
                                               ========      ========      ========      ========      ========

BALANCE SHEET DATA:
                                                                         As of March 31,
                                                   2001          2000          1999          1998          1997
                                                   ----          ----          ----         -----          ----
Cash                                           $    264      $     51      $    400      $     47      $     77
Working capital                                  83,412        64,725        52,192        43,959        42,052
Total assets                                    291,764       259,955       219,907       178,384       161,348
Total long-term liabilities                      17,697         1,640           724         1,354         1,841
Total liabilities                               212,789       183,799       159,571       125,771       113,121
Stockholders' equity                             78,975        76,157        60,336        52,613        48,227



----------
(1) As a result of our the sale of our majority interest in The Fragrance Counter Inc., the statements of income for the prior years have been restated to segregate the net results of continued and discontinued operations.

(2) Net income per common share for fiscal 1997 and prior periods have been restated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share, which requires presentation of basic earnings per share and diluted earnings per share.


                                              SELECTED QUARTERLY FINANCIAL DATA
                                                         (unaudited)

                                    First          Second           Third          Fourth
                                    Quarter         Quarter         Quarter         Quarter           Total
                                    -------         -------         -------         -------           -----

March 31, 2001
--------------
Revenues                             $134,664,654    $132,250,479    $140,652,706    $140,579,114    $548,146,953

Net income (loss)                    $  2,088,762    $  1,805,248    $  1,110,741    $( 2,546,384)   $  2,458,367
                                     ============    ============    ============    ============    ============
Earnings per common share - basic
      Basic                                 $ .31           $ .27           $ .16          $ (.38)          $ .36
                                            =====           =====           =====          ======           =====

Earnings per common share - diluted
      Diluted                               $ .29           $ .24           $ .16          $ (.35)          $ .34
                                            =====           =====           =====          ======           =====

-----------------------------------------------------------------------------------------------------------------
March 31, 2000
--------------
Revenues                              $78,147,211    $101,011,666    $108,094,099    $133,793,797    $421,046,773

Income from
 continuing operations                  1,335,745       2,063,686       1,915,933       1,728,184       7,043,548
Income (loss) from
 discontinued operations               12,796,461           - 0 -           - 0 - (a)(  4,880,824)      7,915,637

Net income (loss)                     $14,132,206   $   2,063,686   $   1,915,933   $(  3,152,640)    $14,959,185
                                       ==========    ============    ============     ===========      ==========


Earnings per common share - basic
  Continuing operations                    $  .20           $ .31           $ .29           $ .25           $1.05
  Discontinued operations                    1.93           - 0 -           - 0 -            (.76)           1.17
                                             ----           -----           -----             ---            ----

      Net income (loss)                     $2.13           $ .31           $ .29           $(.51)          $2.22
                                             ====            ====            ====             ===            ====

Earnings per common shares - diluted
  Continuing operations                    $  .18           $ .29           $ .27           $ .24          $  .98
  Discontinued operations                    1.69           - 0 -           - 0 -            (.61)           1.08
                                             ----           -----           -----             ---            ----

      Net income (loss)                     $1.87           $ .29           $ .27           $(.37)          $2.06
                                             ====            ====            ====             ===            ====


a) Reflects an adjustment due to the Company's 100% valuation allowance against its note receivable net of taxes. (see note 2 of the financial statements)

     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenues. Revenues for the fiscal year ended March 31, 2001 increased $127.1 million to $548.1 million, representing a 30.2% gain as compared to revenues of $421.0 million for the fiscal year ended March 31, 2000, which resulted from a blended increase in revenues from the segments of our business as described below. The increased demand for our products resulted from an expanded customer base and increases in same store sales.

     Contributions to this increase in revenues by product segment is as follows: health and beauty aids sales increased 5.0% in fiscal 2001 compared to fiscal 2000 due to increases in same store sales. Prestige designer fragrance sales increased 5.5% in fiscal 2001 compared to fiscal 2000 due to an increase in same store sales. Nationally advertised branded non-perishable food product sales decreased 26% in fiscal 2001, when compared to fiscal 2000, because of smaller quantities of promotionally priced non-perishable food products were available from our vendors during fiscal 2000. Sales of prescription pharmaceuticals increased 108% in fiscal 2001 when compared to prior year. This increase is largely due to increased sales resulting from our acquisition of Tri-State Pharmaceutical Consultants Corporation which was consummated during the fourth quarter of fiscal year 2000. This acquisition has enabled the company to become a national distributor of prescription pharmaceuticals thereby expanding our customer base resulting in a substantial increase in sales.

     Cost of Goods Sold. Cost of goods sold for the fiscal year ended March 31, 2001 increased as a percentage of revenues to 88.0% from 87.4% for the fiscal year ended March 31, 2000. This increase in the cost of goods sold resulted primarily from decreased profit margins associated with the distribution of pharmaceutical products.

     Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, Delivery, Selling, General and Administrative expenses for the fiscal year ended March 31, 2001 increased $6.2 million to $37.0 million, or 6.8% of sales, as compared to expenses of $30.8 million or 7.3% of sales for the fiscal year ended March 31, 2000. This increase was largely due to marketing, delivery and warehouse expenses associated with our wholly-owned pharmaceutical and manufacturing subsidiaries.

     Interest Expense. Interest expense for the fiscal year ended March 31, 2001 increased $7.9 million to $18.8 million or 3.4% as a percentage of sales, as compared to $10.9 million, or 2.6%, for the fiscal year ended March 31, 2000, due to increased borrowings at a higher rate and non-cash interest from the warrant discount accretion of approximately $600,000.

     Net Income. Our net income for the fiscal year ended March 31, 2001 decreased $12.5 million to $2.5 million or 839% as compared to $14.9 million for the fiscal year ended March 31, 2000. This decrease in net income is due in part to our Internet investments totaling $5,642,678 which management determined had become permanently impaired thus incurring to take a loss on the investment. Additionally, an increase in the interest expense of approximately 72% contributed to these decreased earnings. Net income from operations (excluding write-offs of investments in discontinued operations) for fiscal 2001 is $5,890,404 or 82 cents per share when compared to net income from continuing operations for fiscal year ended March 31, 2000 of $7,043,548 or 97 cents per share. Net income for fiscal 2001 is $2,458,367 or 34 cents per diluted share, when compared to $14,959,185 or $2.05 per diluted share for the same period a year-earlier.

FISCAL 2000 COMPARED TO FISCAL 1999

     Revenues. Revenues for the fiscal year ended March 31, 2000 increased $86.9 million to $421.0 million, or 26% as compared to revenues of $334.2 million for the fiscal year ended March 31, 1999, which resulted from increased revenues from all segments of our business as described below. The increased demand for our products resulted from an expanded customer base, increases in same store sales and through revenues generated as a result of our acquisition of Tri-State Pharmaceutical Consultants, Corp., consummated during the fourth quarter of fiscal 2000.

     Contributions to this increase in revenues by product segment is as follows: health and beauty aids increased 19% in fiscal 2000 compared to fiscal 1999 due to increases in same store sales and expanded customer base. Prestige designer fragrances grew 20% in fiscal 2000 compared to fiscal 1999 due to an increase in same store sales and an expanded customer base, thus increasing the volume of products sold. Nationally advertised branded non-perishable food products increased 38% in fiscal 2000, when compared to fiscal 1999, because of greater quantities of promotionally priced non-perishable food items were available to us from our vendors during fiscal 2000. Sales of prescription pharmaceuticals increased 135% in fiscal 2000 when compared to the prior year.

     Cost of Goods Sold. Cost of goods sold for the fiscal year ended March 31, 2000 increased as a percentage of revenues to 87.4% from 86.7% for the restated fiscal year ended March 31, 1999. This increase in the cost of goods sold resulted primarily from decreased profit margins associated with the distribution of pharmaceutical products.

     Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, Delivery, Selling, General and Administrative expenses for the fiscal year ended March 31, 2000 increased $5.3 million to $30.8 million, or 7.3% of sales when compared to expenses of $24.9 million or 7.5% of sales for the fiscal year ended March 31, 1999. This increase was largely due to marketing, delivery and warehouse expenses associated with our wholly-owned manufacturing subsidiary, Allou Personal Care Corporation.

     Interest Expense. Interest expense for the fiscal year ended March 31, 2000 increased $1.2 million to $10.9 million or 2.6% as a percentage of sales when compared to $9.6 million or 2.9% for the fiscal year ended March 31, 1999 due to increased borrowings at a higher rate.

     Net Income. Our net income for the fiscal year ended March 31, 2000 increased $13.6 million to $14.9 million or 901% when compared to $1.3 million for the fiscal year ended March 31, 1999. This increase in net income is due in part to the sale of a majority interest in our Internet subsidiary during the first quarter of fiscal 2000. Our independent auditors in accordance with generally accepted accounting standards restated the financial statements of fiscal 1999, to reflect the gains and losses resulting from the sale of our majority interest in our Internet subsidiary. Therefore, net income from continuing operations restated for fiscal 2000 is $7,043,548 or 97 cents per share when compared to a restated income from continuing operations for fiscal year ended March 31, 1999 of $5,946,878. Net income for fiscal 2000 is $14,959,185 or $2.05 per share, when compared to $1,347,855 or 20 cents per share for the same period a year-earlier.

LIQUIDITY AND CAPITAL RESOURCES

     Cash increased $212,463 to $263,774 at March 31, 2001 from $51,311 at the beginning of the fiscal year.

     Our working capital increased $18.6 million to $83.4 million at March 31, 2001 from $64.7 million at March 31, 2000, primarily due to an increase in accounts receivable and inventories.

     At March 31, 2001 we had $170.7 million in borrowings and approximately $14.3 million of unused credit under our $185 million credit facility. Our credit facility is secured by a security interest in certain of our assets and properties including the capital stock of certain of our subsidiaries.

     We require capital principally to grow the business through acquisition, expansion of current operations, to pay off debt, and for general operating purposes. We currently estimate capital expenditures of approximately $5.0 million per annum are required to adequately maintain our current operations.

     Our  primary  sources  of  liquidity  are  expected  to be cash  flows from operations and our financing agreement with a consortium of banks led by the Fleet Capital Corp. for financing our accounts receivable and inventory under our $185 million bank line of credit. The loan is collaterized by our inventory and accounts receivable. Interest on the loan balance is payable monthly at .75% per annum above the prime rate or 2.5% per annum above the Eurodollar rate at our option. The effective interest rate charged to us at March 31, 2001 was 8.4% which was based on a combination of 2.5% above the Eurodollar rate and .75% above the prime rate. We utilize cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with our financing agreement. On May 7, 2001 we entered into an agreement with our consortium of banks to extend the maturity date of our banking facility to September 4, 2001. During this period our credit facility is $180 million and interest is payable monthly at a rate of 1.75% per annum above the prime rate or 3.50% per annum above the Eurodollar rate. On June 28, 2001 we received notification that the credit committee of Congress Financial
Corporation has approved financing a $200 million revolving credit facility. This facility will have a term of three years and is contemplated to close within forty five days of credit committee approval, which occurred on June 27, 2001. Interest on the new facility will be .25% per annum above the prime rate or at our option 2.75% per annum above the Eurodollar rate.

     Based upon current levels of operations and anticipated growth, we expect that sufficient cash flows will be generated from operations so that, combined with other financing sources we will be able to meet all of our debt service, capital expenditure and working capital requirements for the next twelve months.

     Operations for the year ended March 31, 2001, excluding non-cash charges for depreciation and amortization and deferred income taxes, and asset impairment provided cash of $9.8 million. Other changes in assets and liabilities resulting from operating activities for the year ended March 31, 2001 used cash of $44.0 million, resulting in net cash used in operating activities of $34.2 million. Investing activities, which principally consisted of acquisitions of property, plant and equipment, resulted in a use of cash of $994,308 for the year ended March 31, 2001. For the year ended March 31, 2001, financing activities provided cash of $35.4 million, principally consisting of
increased       borrowing      and      issuance      of      common      stock.

INFLATION AND SEASONALITY

     Inflation has not had any significant adverse effects on our business and we do not believe it will have any significant effect on our future business. Our fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. Our other product lines are not seasonal.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this time is set forth in the Financial Statements, commencing on page F-1 included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

     The information called for by Part III (Items 10,11,12 and 13) is incorporated by reference to such information as it will be included in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)     Documents filed as part of this Report.

                1. Financial Statements                                      Page
                                                                             ----
                   Reports of Independent
                   Public Accountants........................................F-1, F-2

                   Consolidated Balance Sheets -- March 31, 2001 and
                   2000......................................................F-3

                   Consolidated Statements of Income -- Years ended March 31,
                   2001, 2000 and 1999.......................................F-4

                   Consolidated Statements of Stockholders' Equity -- Years
                   ended March 31, 2001, 2000 and 1999.......................F-5

                   Consolidated Statement of Cash Flows -- Years ended
                   March 31, 2001, 2000 and 1999.............................F-6

                   Notes to Consolidated Financial Statements................F-7

                 2. Financial Statement Schedules

                   Report of Independent Public Accountants on
                   Schedule..................................................S-1, S-2



                   Schedule II - Valuation and Qualifying Accounts
                   and Reserve...............................................S-3

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

     (c) Exhibits.

     The following Exhibits are filed as a part of this Report:

Exhibit No.                  Description
-----------                  -----------

3.1 Certificate of Incorporation of the Registrant as amended on October 19, 1998 and currently in effect (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2000 Commission File No. 1-10340 and incorporated herein by reference).

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

10.17 Fifth Restated and Amended Revolving Credit and Security Agreement dated May 5, 2000 among Fleet Capital Corporation, LaSalle Business Credit, Inc., Bank Leumi USA, Dime Commercial Corp., Allfirst Bank, Key Corporate Capital, Inc., American National Bank and Trust Company of Chicago, Webster Bank, Mellon Bank, N.A., Allou Health & Beauty Care, Inc. and Allou Distributors, Inc. (filed as Exhibit 17.1 to Registrant's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2000 Commission File No. 1-10340 and incorporated herein by reference).

*10.18 Fourth Amendment to the Fifth Restated and Amended Revolving Credit and Security Agreement dated May 7, 2001, among Fleet Capital Corporation, LaSalle Business Credit, Inc., Bank Leumi USA, Dime Commercial Corp., Allfirst Bank, Key Corporate Capital, Inc., American National Bank and Trust Company of Chicago, Webster Bank, Mellon Bank, Allou Health & Beauty Care, Inc. and Allou Distributors, Inc.

21 Subsidiaries of the Registrant (filed as Exhibit 21 to Registrant's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2000 Commission File No. 1-10340 and incorporated herein by reference).

*23-1   Consent of Mayer Rispler & Company, P.C.

*23-2   Consent of Arthur Andersen LLP

----------------
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALLOU HEALTH & BEAUTY CARE, INC.

                                            By: /s/ Victor Jacobs
                                                --------------------------------
                                                   Victor Jacobs
                                                   Chairman of the Board

Dated:   June 28, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                      DATE
      ---------                         -----                      ----


/s/ Victor Jacobs              Chairman of the Board               June 28, 2001
-------------------------
Victor Jacobs



/s/ Herman Jacobs
-------------------------
Herman Jacobs                  Chief Executive Officer and         June 28, 2001
                               Director



/s/ David Shamilzadeh          President, Chief Financial
-------------------------      Officer and Director                June 28, 2001
David Shamilzadeh



/s/ Jack Jacobs                Executive Vice President            June 28, 2001
-------------------------      and Director
Jack Jacobs



/s/ Jeffrey Berg               Director                            June 28, 2001
-------------------------
Jeffrey Berg

/s/ Sol Naimark                Director                            June 28, 2001
-------------------------
Sol Naimark


/s/ Stuart Glasser             Director                            June 28, 2001
-------------------------
Stuart Glasser

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Allou Health & Beauty Care, Inc.:

We have audited the accompanying consolidated balance sheet of Allou Health & Beauty Care, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allou Health & Beauty Care, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP


Melville, New York
July 2, 2001

                [LETTERHEAD OF MAYER RISPLER & COMPANY, P.C.]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors & Stockholders:
Allou Health & Beauty Care, Inc.
Brentwood, New York

      We have audited the accompanying consolidated balance sheets of Allou Health & Beauty Care, Inc. as of March 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allou Health and Beauty Care, Inc. at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2000, in conformity with generally accepted accounting principles. New York, New York June 19, 2000

/s/ Mayer Rispler & Company, P.C.

Brooklyn, New York
June 19, 2000

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETs
MARCH 31, 2001 AND 2000


                                  ASSETS                                       2001           2000
                                ----------                                ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $     263,774  $      51,311
  Accounts receivable, net of allowance for doubtful accounts of
    $1,337,075 and $1,285,000, respectively                                 85,579,734     75,853,958
  Inventories                                                              176,396,785    163,752,266
  Prepaid inventory purchases                                                9,187,510      2,942,409
  Prepaid income taxes                                                       3,042,904             --
  Other current assets                                                       2,996,330      3,547,312
  Deferred income taxes                                                      1,037,067             --
                                                                         -------------  -------------
               Total current assets                                        278,504,104    246,147,256

PROPERTY AND EQUIPMENT, net                                                  5,672,234      3,924,543
GOODWILL AND INTANGIBLE ASSETS, net                                          4,474,846      4,844,727
OTHER ASSETS                                                                 3,074,670      4,302,640
DEFERRED INCOME TAXES                                                           38,312             --
                                                                         -------------  -------------
               TOTAL ASSETS                                              $ 291,764,166  $ 259,219,166
                                                                         =============  =============

                   LIABILITIES & STOCKHOLDERS' EQUITY
                   ----------------------------------

CURRENT LIABILITIES:
  Line of credit                                                         $ 170,674,820  $ 148,470,692
  Current portion of long-term debt                                            915,010      1,831,547
  Accounts payable and accrued expenses                                     23,502,321     28,552,891
  Income taxes payable                                                              --      2,566,969
                                                                         -------------  -------------
               Total current liabilities                                   195,092,151    181,422,099
                                                                         -------------  -------------
LONG TERM LIABILITIES:
  Long-term debt                                                             1,959,369      1,640,222
  Subordinated debt                                                         11,243,060             --
  Common stock put warrants (Note 8)                                         4,359,925             --
  Deferred income tax liability                                                134,166             --
                                                                         -------------  -------------
               Total Long-term liabilities                                  17,696,520      1,640,222
                                                                         -------------  -------------
               TOTAL LIABILITIES                                           212,788,671    183,062,321
                                                                         -------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; 1,000,000 shares authorized, none
    issued and outstanding                                                          --             --
  Class A Common Stock, $.001 par value; 15,000,000 shares authorized,
    5,636,484 and 5,566,273 shares issued and outstanding, respectively          5,636          5,566
  Class B Common Stock, $.001 par value; 2,200,000 shares authorized,
    1,200,000 shares issued and outstanding                                      1,200          1,200
  Additional paid-in capital                                                31,178,371     30,818,158
  Retained earnings                                                         47,790,288     45,331,921
                                                                         -------------  -------------
               TOTAL STOCKHOLDERS' EQUITY                                   78,975,495     76,156,845
                                                                         -------------  -------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 291,764,166  $ 259,219,166
                                                                         =============  =============

The accompanying notes are an integral part of these consolidated balance sheets.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2001, 2000, AND 1999


                                                                  2001           2000            1999
                                                           -------------    -------------    -------------
Revenues, net                                              $ 548,146,953    $ 421,046,773    $ 334,175,150
Costs of revenues                                            482,590,356      367,963,675      289,637,296
                                                           -------------    -------------    -------------
               Gross profit                                   65,556,597       53,083,098       44,537,854
                                                           -------------    -------------    -------------
OPERATING EXPENSES:
  Warehouse and delivery                                      15,120,997       12,306,859       10,279,515
  Selling, general and administrative                         21,945,537       18,519,681       14,706,612
                                                           -------------    -------------    -------------
               Total operating expenses                       37,066,534       30,826,540       24,986,127
                                                           -------------    -------------    -------------
               Income from operations                         28,490,063       22,256,558       19,551,727
                                                           -------------    -------------    -------------
OTHER (EXPENSE) INCOME:
  Interest expense, net                                      (18,801,734)     (10,902,244)      (9,655,427)
  Other                                                               --           28,234            9,098
  Loss on impairment of investments (Note 2)                  (5,642,678)              --               --
                                                           -------------    -------------    -------------
               Total                                         (24,444,412)     (10,874,010)      (9,646,329)
                                                           -------------    -------------    -------------
               Income before provision for income taxes        4,045,651       11,382,548        9,905,398

PROVISION FOR INCOME TAXES                                     1,587,284        4,339,000        3,958,520
                                                           -------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS                              2,458,367        7,043,548        5,946,878
                                                           -------------    -------------    -------------
DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of income taxes              --         (516,764)      (6,399,023)
  Gain on disposal of segment, net of income taxes                    --        8,432,401        1,800,000
                                                           -------------    -------------    -------------
               Gain (loss) on discontinued operations                 --        7,915,637       (4,599,023)
                                                           -------------    -------------    -------------
               NET INCOME                                  $   2,458,367    $  14,959,185    $   1,347,855
                                                           =============    =============    =============

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
  Continuing operations                                    $         .36    $        1.05    $         .98
  Discontinued operations                                             --             1.17             (.76)
                                                           -------------    -------------    -------------
               Net earnings per common share               $         .36    $        2.22    $         .22
                                                           =============    =============    =============
EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
  Continuing operations                                    $         .34    $         .97    $         .87
  Discontinued operations                                             --             1.08             (.67)
                                                           -------------    -------------    -------------
               Net earnings per common share               $         .34    $        2.05    $         .20
                                                           =============    =============    =============
SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
  Basic                                                        6,812,483        6,673,617        6,061,431
                                                           =============    =============    =============
  Diluted                                                      7,202,903        7,296,884        6,800,143
                                                           =============    =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                 Common Stock Shares         Common Stock Amounts
                                                 -------------------         --------------------           Additional
                                               Class A       Class B        Class A       Class B         Paid-in Capital
                                              ---------     ---------       -------      --------         ---------------

BALANCE, March 31, 1998                       4,569,850     1,200,000       $ 4,570      $  1,200           $ 23,582,240

  Net proceeds from exercise of                 102,605            --           102            --                701,852
common stock options
  Issuance of common stock                      666,667            --           667            --              5,672,677
  Net income                                         --            --            --            --                     --
                                              ---------     ---------       -------      --------           ------------

BALANCE, March 31, 1999                       5,339,122     1,200,000         5,339         1,200             29,956,769

  Issuance of common stock                       85,304            --            86            --                     --
  Net proceeds from exercise of common
    stock options                                66,375            --            66            --                360,696
  Issuance of common stock in connection
    with acquisition of Tri State
    Pharmaceutical Consultants Corp.
    (Notes 2 and 7c)                             75,472            --            75            --                500,693
  Net income                                         --            --            --            --                     --
                                              ---------     ---------       -------      --------           ------------

BALANCE, March 31, 2000                       5,566,273     1,200,000         5,566         1,200             30,818,158

  Net proceeds from exercise of common
    stock options                                35,440            --            35            --                110,248
  Issuance of common stock in connections
    with debt repayment to Tri State             34,771            --            35            --                249,965
    Pharmaceutical Consultants Corp.
    (Notes 2 and 7c)
  Net income                                         --            --            --            --                     --
                                              ---------     ---------       -------      --------           ------------

BALANCE, March 31, 2001                       5,636,484     1,200,000       $ 5,636      $  1,200           $ 31,178,371
                                              =========     =========       =======      ========           ============

                                                 Retained
                                                 Earnings          Total
                                                 --------          -----

BALANCE, March 31, 1998                       $ 29,024,881     $ 52,612,891

  Net proceeds from exercise of                         --          701,954
common stock options
  Issuance of common stock                              --        5,673,344
  Net income                                     1,347,855        1,347,855
                                              ------------     ------------
BALANCE, March 31, 1999                         30,372,736       60,336,044

  Issuance of common stock                              --               86
  Net proceeds from exercise of common
    stock options                                       --          360,762
  Issuance of common stock in connection
    with acquisition of Tri State
    Pharmaceutical Consultants Corp.
    (Notes 2 and 7c)                                    --          500,768
  Net income                                    14,959,185       14,959,185
                                              ------------     ------------
BALANCE, March 31, 2000                         45,331,921       76,156,845

  Net proceeds from exercise of common
    stock options                                       --          110,283
  Issuance of common stock in connections
    with debt repayment to Tri State                    --          250,000
    Pharmaceutical Consultants Corp.
    (Notes 2 and 7c)
  Net income                                     2,458,367        2,458,367
                                              ------------     ------------
BALANCE, March 31, 2001                       $ 47,790,288     $ 78,975,495
               === ====                       ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                        2001                  2000                 1999
                                                                   ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                            $  2,458,367          $  7,043,548          $  5,946,878
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Income (loss) from discontinued operations                               --             7,915,637            (4,599,023)
    Depreciation and amortization                                     2,033,136               939,198               832,613
    Deferred income taxes                                              (941,213)             (725,600)              832,000
    Asset impairment                                                  5,642,678                    --                    --
    Amortization of discount on subordinated debt                       557,066                    --                    --
    Non-cash change in value of contingent put warrants (Note 8)         45,919                    --                    --
    Decrease (increase) in operating assets:
      Accounts receivable                                            (9,725,776)          (25,691,508)           (6,044,539)
      Inventories                                                   (12,644,519)          (40,834,355)          (10,387,252)
      Other assets                                                  (14,469,085)           26,401,905           (24,679,102)
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                        (7,152,411)           (2,186,477)           20,761,274
                                                                   ------------          ------------          ------------
               Net cash used in operating activities                (34,195,838)          (27,137,652)          (17,337,151)
                                                                   ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                (994,308)             (712,090)             (891,390)
                                                                   ------------          ------------          ------------
               Net cash used in investing activities                   (994,308)             (712,090)             (891,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in line of credit                                     22,204,128            25,099,464            12,774,467
  Borrowings                                                         15,000,000             3,993,256               108,704
  Repayment of debt                                                  (1,911,802)           (1,953,373)             (676,513)
  Net proceeds from exercise of options and issuance of
    common stock                                                        110,283               361,616             6,375,298
                                                                   ------------          ------------          ------------
               Net cash provided by financing activities             35,402,609            27,500,963            18,581,956
                                                                   ------------          ------------          ------------

               Net increase (decrease) in cash                          212,463              (348,779)              353,415

CASH AND CASH EQUIVALENTS, beginning of year                             51,311               400,090                46,675
                                                                   ------------          ------------          ------------
CASH AND CASH EQUIVALENTS, end of year                             $    263,774          $     51,311          $    400,090
                                                                   ============          ============          ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                       $ 18,050,106          $ 10,762,927          $ 10,162,264
                                                                   ============          ============          ============
    Income taxes                                                   $  8,108,953          $  5,279,000          $  1,474,304
                                                                   ============          ============          ============
  Non-cash financing activities:
    Notes issued                                                   $  1,563,533          $  2,873,369          $    108,764
                                                                   ============          ============          ============
    Common stock issued for business acquisition                   $         --          $    500,000          $         --
                                                                   ============          ============          ============
    Common stock issued for debt repayment (Note 7c)               $    250,000          $         --          $         --
                                                                   ============          ============          ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Description of Operations
-------------------------

Allou Health & Beauty Care, Inc., (the "Company") is a distributor of brand name health and beauty aids, cosmetics, fragrances, grocery products and pharmaceuticals. The Company also distributes generic brand health and beauty aids and manufactures hair and skin care products. The Company sells these products primarily to retailers throughout the United States.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Revenue Recognition
-------------------

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from merchandise sales are recorded when all four of the following critieria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company reports its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

The Company's shipping and handling costs, billed to customers, are included in revenue in accordance with Emerging Issues Task Force ("EITF") issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs.". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses. Shipping and handling billed to customers and included in revenues for fiscal 2001, 2000, and 1999 was not material. Shipping and handling costs totaled approximately $4,743,858, $4,233,624, and $3,658,229 for the years ended March 31, 2001, 2000 and 1999, respectively.

Fair Value of Financial Instruments
-----------------------------------

The carrying values of financial instruments approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment. See Note 8 for a description of the Company's accounting for contingent put warrants issued in fiscal 2001 in connection with subordinated debt, the value of which has been marked to market. At March 31, 2001, the carrying value of all other financial instruments approximated fair value.

Concentration of Credit Risk
----------------------------

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Concentration of credit risk with respect to trade accounts receivable is limited due to the number of entities and the size of those entities comprising the Company's customer base, which is primarily in the United States. No single customer accounted for more than 10% of the Company's consolidated net revenues during fiscal years 2001, 2000 and 1999.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
-----------

Inventories, which consist primarily of finished goods, are stated at the lower of average cost method or market.

Long-Lived Assets
-----------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, " long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset. The Company has performed a review of its long-lived assets and has determined that no impairment of the respective carrying values has occurred as of March 31, 2001.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets by use of straight-line and accelerated methods.

Goodwill and Other Intangible Assets
------------------------------------

Goodwill, representing the excess of the purchase price over the fair value of net assets acquired, is being amortized using the straight-line method, over periods ranging from ten to forty years. The Company periodically performs reviews to evaluate the recoverability of goodwill and other intangibles and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Management believes that there is no impairment to recorded goodwill or other intangible assets as of March 31, 2001.

Amortization of goodwill and other intangible assets charged to operations amounted to $369,881, $148,073, and $76,239 for the years ended March 31, 2001, 2000 and 1999, respectively.

Income Taxes
------------

The provision for income taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years (see Note 13).

Per Share Data
--------------

The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per common share ("Diluted EPS") is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. SFAS No.128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income. See Note 14 for a description of the Company's calculation of earnings per share.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation
------------------------

The Company complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" while providing the required pro forma disclosures as if the fair value method had been applied.

Accordingly, no compensation expense has been recognized in the consolidated financial statements for options granted with an exercise price at least equal to market value at the date of grant or in connection with the Company's various employee stock option plans (see Note 11).

Catalog Costs
-------------

The costs of producing and distributing the Company's principal catalogs, which are produced periodically throughout the year, are charged to expense as incurred.

Comprehensive Income
--------------------

The Company complies with the provisions of SFAS No. 130 "Reporting Comprehensive Income", which established the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the fiscal years 2001, 2000 and 1999, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Research and Development
------------------------

Research and development costs associated with the Company's manufacturing segment are expensed as incurred. Such costs were not material for the years ended March 31, 2001, 2000 and 1999.

Derivative Instruments
----------------------

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and does not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company adopted this statement on April 1, 2001, and the impact of adoption did not have a material effect on the Company's financial position.

See Note 8 for a description of the Company's accounting for contingent put warrants issued in fiscal 2001 in connection with subordinated debt. The value of these warrants has been accounted for as a derivative since issuance.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reported period. Actual results could differ from those estimates.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITIONS, INVESTMENTS AND DISPOSITIONS
   ------------------------------------------

On April 23, 1999, the Company sold a majority interest in The Fragrance Counter Inc., then a wholly-owned subsidiary, for net proceeds of $11,296,584 in cash and $8,900,000 in notes. $400,000 was due and paid in July 1999 and $8,500,000 was due in April 2000 with accrued interest. The Company retained a minority interest in ibeauty.com, the successor to the Fragrance Counter Inc.

In April 2000, the Company was notified that the makers of the notes would not honor their obligation. As a result, effective March 31, 2000, the Company recorded a valuation allowance of $8,500,000 equal to the face value of the notes. As a result of the sale, the Company recognized a gain of $8,432,401 net of taxes in fiscal 2000, after the provision for the valuation allowance. At March 31, 2001, the Company has determined that its minority interest in ibeauty.com, successor to the Fragrance Counter Inc., has become permanently impaired. Consequently, the Company has provided for a full allowance of $3,000,000 in fiscal 2001.

On January 3, 2000, the Company purchased the intangible assets of Tri-State Pharmaceutical Consultants Corp., a pharmaceutical wholesaler, for cash, stock and notes payable (see Note 7) aggregating $ 2,873,368. The Company also entered into an employment contract with Tri-State's former principal shareholder. Proforma results of operations as if the acquisition had been completed by April 1, 1998 have not been presented, as the impact on the Company's results of operations would not have been material.

On February 8, 2000, the Company entered into an agreement whereby it obtained a 50% interest in Discreet Medical Solutions, LLC ("DMS"), a company formed to create an internet portal to provide on-line delivery of certain medical products and content. The terms of the agreement required the Company to advance up to $5,000,000 for general working capital purposes. During the fourth quarter of fiscal 2001, the use of Discreet Medical Solutions as an internet portal was abandoned, resulting in an impairment charge of $2,642,678, representing the amount advanced and invested to date. No further investments or advances have been made.

3. OTHER CURRENT ASSETS
   --------------------


The components of other current assets are:

                                                               March 31
                                                         2001             2000
                                                   --------------   --------------
    Interest bearing loans to officers (Note 15)    $   1,300,000    $   1,743,866
    Prepaid expenses and other                          1,696,330        1,803,446
                                                    -------------    -------------
                                                    $   2,996,330    $   3,547,312
                                                    =============    =============

4. PROPERTY AND EQUIPMENT
   ----------------------

Property and equipment consists of:
                                                       March 31,
                                                  2001            2000            Estimated Useful Lives
                                             ------------     -----------      ---------------------------
    Machinery and equipment                  $  2,971,003     $ 2,397,524      5 years
    Furniture, fixtures and office              3,648,480       3,138,250      5-10 years
    equipment
    Leasehold Improvements                      4,641,077       3,166,945      lesser of lease term or
                                             ------------     -----------      estimated useful life

                                               11,260,560      8,702,719

    Less:  Accumulated depreciation             5,588,326      4,778,176
                                             ------------     -----------
                                             $  5,672,234    $ 3,924,543
                                             ============    ===========

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $810,150, $627,454 and $664,706, respectively.

5. OTHER ASSETS
   ------------

The components of other assets are:
                                                             March 31,
                                                         2001          2000
                                                     ------------  ------------

    Interest bearing loans to officers (Note 15)     $  1,371,016  $     -
    Minority interest investment (Note 2)                  -          3,000,000
    Other                                               1,703,654     1,302,640
                                                     ------------  ------------
                                                     $  3,074,670  $  4,302,640
                                                     ============  ============


6.  LINE OF CREDIT
    --------------

The Company has a secured line of credit agreement with a consortium of banks expiring September 1, 2001. The financing agreement provides for advances of up to 85% of eligible receivables and 60% of eligible inventories with aggregate maximum advances of $180,000,000. Interest on the loan balance is payable monthly at 13/4% above the prime rate or 31/2% above the Eurodollar rate, at the option of the Company. The loan is collateralized by the Company's accounts receivable and inventories. In addition, the Company is required to abide by certain financial covenants. On May 7, 2001, the Company obtained a waiver which amended these financial covenants. Accordingly, effective March 31, 2001, the Company is in compliance with the amended covenants. The effective interest rates charged to the Company at March 31, 2001 and 2000 were 7.85% and 7.96%, respectively.

In accordance with EITF Issue No 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreement that Include both a Subjective Acceleration Clause and a Lock Box Arrangement", the Company accounts for the secured line of credit as a short-term obligation.

On June 28, 2001, the Company received notification that the credit committee of a financial institution has approved financing a $200,000,000 revolving credit facility. This facility will have a term of three years and it is contemplated to close within forty five days of credit committee approval, which occurred on June 27, 2001. Interest on the new facility will be .25% per annum above the prime rate or at the Company's option 2.75% per annum above the Eurodollar rate.

7.  LONG-TERM DEBT
    --------------

Long-term debt consists of:

(a) Notes collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $67,885, which include interest at rates varying from 3/8% above the prime rate to 8.8% above the three year treasury rate. At March 31, 2001 and 2000, the principal balance outstanding was $2,433,442 and $1,639,359, respectively.

(b) Loan payable to the former stockholder of M. Sobol, Inc. (acquired in fiscal 1993), with interest payable on the declining principal balance at 5.45% per annum, through April 1, 2000. At March 31, 2001 and 2000, the principal balance outstanding was $0 and $109,042, respectively.

(c) Notes payable to former stockholder of Tri-State Pharmaceutical Consultants Corp. (Note 2), with interest payable on the declining balance at 6% per annum through July 1, 2002. During fiscal 2001, $250,000 of this debt was repaid with the issuance of 34,771 shares of the Company's common stock. At March 31, 2001 and 2000, the principal balance outstanding was $440,057 and $1,723,368, respectively.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate long-term debt is payable as follows:

      Year Ending March 31,
      2002                                                      $     915,010
      2003                                                            864,294
      2004                                                            662,874
      2005                                                            432,201
                                                                -------------
                                                                $   2,874,379

      Less current portion:                                          (915,010)
                                                                -------------
                                                                $   1,959,369

8.  SUBORDINATED DEBT
    -----------------

During fiscal 2001, the Company issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share, The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, presently to be based on financial results for the years ending March 31, 2002 and 2003, to put the warrants to the Company after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Sholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordinated notes. Included in interest expense for fiscal 2001 is $557,066, representing such accretion.

The value of these contingent put warrants has been reflected as a liability in the accompanying consolidated balance sheets. In accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants will be marked to market through earnings on a quarterly basis. The value of these warrants at March 31, 2001 is $ 4,359,925. Included in interest expense for fiscal 2001 is $ 45,919 representing the change in the value of these warrants through March 31, 2001.

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    -------------------------------------

Accounts payable and accrued expenses consist of:

                                                               March 31,
                                                            2001          2000
                                                        ------------   -----------
 Accounts payable for inventory purchases               $ 20,902,427   $24,791,183
 Accrued selling, general and administrative expenses        947,551     2,391,120
 Accrued interest                                            970,974       822,490
 Accrued payroll                                             681,369       548,098
                                                        ------------   -----------
                                                        $ 23,502,321  $ 28,552,891
                                                        ============   ===========

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Operating Leases
----------------

The Company is obligated under real property operating leases expiring through May, 2005. As of March 31, 2001, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

   Year Ending March 31,
   2002                                       $    1,322,933
   2003                                            1,255,692
   2004                                            1,110,436
   2005                                            1,114,189
   2006                                              475,566

Rent expense for the years ended March 31, 2001, 2000 and 1999 amounted to $1,330,845, $1,157,837 and $1,074,675, respectively.

Collective Bargaining Agreement
-------------------------------

The Company has an agreement with the National Organization of Industrial Trade Unions which terminates on December 14, 2003. The agreement covers all warehouse and receiving employees, excluding supervisory personnel and provides for salaries, pension and certain other benefits as defined in the agreement.

Defined Contribution Plan
-------------------------

Effective April 1, 1996, the Company established a defined contribution plan
(401k) for substantially all employees not covered under collective bargaining agreements. All employees over the age of 21, with at least one year of service to the Company, can contribute from 2% to 15% of their gross salaries limited to Internal Revenue Service regulations. Contributions by the Company are optional. For the years ended March 31, 2001, 2000 and 1999, the Company did not contribute to this plan.

Employment Agreements
---------------------

The Company has three-year employment agreements with three of its officers, which expire July 31, 2001. These agreements provide for each officer to receive an annual salary of $500,000 and bonuses based on a percentage of the Company's earnings. For the years ended March 31, 2001, 2000 and 1999, such bonuses aggregated $330,000, $1,536,000 and $- 0 -, respectively.

Legal Proceedings
-----------------

The Company is a party to a number of legal proceedings as either plaintiff or defendant, all of which are considered routine litigation incidental to the business of the Company. Management believes that the results of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

11.  STOCK OPTION PLANS
     ------------------

The Company has adopted four Stock Option Plans which provide for the granting of stock options to certain employees and directors. An aggregate of 3,800,000 shares of common stock are reserved for issuance under the Plans. Incentive stock options are granted at no less than fair market value of the shares on the date of grant. Options granted to individuals owning more than 10% of the voting power of the Company's capital stock are granted at 110% of the fair market value at the date of grant.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option activity for the years ended March 31, 2001, 2000 and 1999, was as follows:

                                                          2001             2000             1999
                                                         ---------        ---------        ---------
       Options outstanding at beginning of year          2,774,465        2,489,420        2,036,025
          Granted                                          255,832          388,300          559,750
          Exercised                                        (35,440)        ( 66,375)        (102,605)
          Cancelled                                        (56,515)         (36,880)          (3,750)
                                                         ---------        ---------        ---------
       Options outstanding at end of year                2,938,342        2,774,465        2,489,420
                                                         =========        =========        =========
       Option price range at end of year             $3.00 to $10.00  $4.00 to $10.00  $4.00 to $7.70
                                                     =====    ======  =====    ======  =====    =====

The Company has adopted the disclosure only provisions of SFAS No. 123
"Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, net income per common share from continuing operations would have been reduced to the following:

                                                                   Years Ended March 31,
                                                              2001          2000          1999
                                                           -----------   -----------   -----------
       Net Income from Continuing Operations - Pro         $ 1,356,769   $ 6,210,756   $ 5,553,573
       Forma
       Earnings Per Common Share from Continuing
       Operations - Pro Forma                              $      .19    $       .86   $       .81

The weighted average fair values at date of grant for options granted during fiscal 2001, 2000 and 1999 were $2.51, $3.09 and $1.51, respectively, and were estimated using the Black-Scholes option pricing model utilizing the following assumptions: No dividend yield; expected volatility rates of 60%, 54%, and 42%;
risk free interest rates approximating 6%, 6%, and 4%, respectively, and expected lives of 5 years.

12.  STOCKHOLDERS' EQUITY
     --------------------

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

On December 15, 1998, the Company sold 666,667 shares of its Class A Common
Stock at $9 per share in a private placement offering, which were registered on January 26, 1999. Net proceeds to the Company from the offering after deduction of associated expenses were $5,673,344. This sale included the sale of Warrants which were exercisable for variable number of shares of Class A Common Stock if the market price fell below 115% ($10.35) of the sale price during three exercise periods which began 30 days after the effective date. As a result of the market price fluctuations of the Company's stock during these periods, during fiscal 2000 the Company issued an additional 85,304 shares of its Class A
Common Stock in connection with the private placement. Warrants issued in connection with issuance have been satisfied as of fiscal 2000.

During fiscal 1999, employees of the Company exercised stock options for 102,605 shares, which resulted in net proceeds to the Company of $701,954.

During fiscal 2000, employees of the Company exercised stock options for 66,375 shares, which resulted in net proceeds to the Company of $360,762.

On January 4, 2000, the Company issued 75,472 common shares valued at $500,768, in connection with its purchase of Tri-State Pharmaceutical Consultants Corp
(see Note 2).



ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2001, employees of the Company exercised stock options for 35,440 shares which resulted in net proceeds to the Company of $110,283. During fiscal
2001, the Company issued 34,771 shares valued at $250,000 as partial repayment of the debt to the former owner of Tri-State Pharmaceutical Consultants Corp.
(see Notes 2 and 7c).

13.  INCOME TAXES

The components of income tax expense from continuing operations are summarized as follows:

                                                                  Years Ended March 31,
                                                            2001           2000          1999
                                                        -----------    -----------   -----------
    Current:
      Federal                                           $ 1,618,154    $ 3,553,000   $ 3,364,742
      State                                                 275,383        679,600       913,778
                                                        -----------    -----------   -----------
                                                          1,893,537      4,232,600     4,278,520
                                                        -----------    -----------   -----------
    Deferred:
      Federal                                              (263,811)        98,000      (272,000)
      State                                                 (42,442)         8,400       (48,000)
                                                        -----------    -----------   -----------
                                                           (306,253)       106,400      (320,000)
                                                        -----------    -----------   -----------
    Total                                               $ 1,587,284    $ 4,339,000   $ 3,958,520
                                                        ===========    ===========   ===========

The following is a reconciliation of the federal statutory income tax rate to the effective tax on income from continuing operations:

                                                                  Years Ended March 31,
                                                            2001           2000          1999
                                                        -----------    -----------   -----------
    Federal Statutory Income Tax Rate                        34.0%          34.0%         34.0%
    Increase in Tax Rates Resulting from:
      State Income Taxes, Net of Federal Tax Benefits         4.5%           4.1%          7.2%
      Other                                                   0.7%          (0.0)%        (1.2)%
                                                              ---           ----          ----
    Effective Tax Rate For Continuing Operations             39.2%          38.1%         40.0%
                                                             ====           ====          ====

Deferred income tax assets (liabilities) as of March 31, 2001 are comprised of the following:

    Accounts receivable valuation allowance              $   534,958
    Inventory cost capitalization                            502,109
    Depreciation                                            (126,840)
    Other                                                     30,986
                                                         -----------
    Net deferred tax asset                               $   941,213
                                                         ===========

14.  EARNINGS PER COMMON SHARE
     -------------------------

The following table sets forth a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statements of income periods presented herein.

                                                                  Years Ended March 31,
                                                            2001           2000          1999

    Basic                                                 6,812,483      6,673,617     6,061,431
    Assumed exercise of stock options and warrants          390,420        623,267       738,712
                                                          ---------      ---------     ---------
    Diluted                                               7,202,903      7,296,884     6,800,143
                                                          =========      =========     =========
    Potentially dilutive securities excluded from
      computations because they are anti-dilutive         1,620,090        320,250        -
                                                          =========      =========     =========

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income as presented in the consolidated statements of operations is used as the numerator in the EPS calculation for both the Basic EPS and Diluted EPS computations.

15.  RELATED PARTY TRANSACTIONS
     --------------------------

The Company purchases inventories from various entities that are controlled by certain of the Company's officers. For the years ended March 31, 2001, 2000 and 1999, purchases from related parties amounted to $2,513,523, $12,229,183 and $14,705,794, respectively.

The Company has issued loans to certain shareholders, which management believes have been extended on terms which are equivalent to market value (see Notes 3 and 5). The loans bear interest at 9%.

ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SEGMENT DATA
     ------------

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or a different customer base.

The Company's reportable operating segments are:

a) Wholesale distribution of cosmetics, fragrances, health and beauty aids and non-perishable food products.
b)   Wholesale distribution of pharmaceuticals.
c)   Manufacturing of hair and skin care products.

The accounting policies of the Company's operating segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on segment profit, which includes the overhead charges directly attributable to the segment and excludes certain expenses, which are managed outside the reportable segments. Corporate expenses including interest are being allocated based on percentage of sales by segment.

Segment data from continuing operations for each of the three years in the period ended March 31, 2001 was as follows:

                                  Wholesale    Pharmaceuticals                 Intersegment
                                 Distribution   Distribution    Manufacturing  Transactions  Consolidated
                                 ------------  ------------     ------------   ------------  ------------
  Year Ended March 31, 2001
    Revenue, net                 $313,409,056  $228,533,005     $  7,994,548   $ (1,789,656) $548,146,953
    Depreciation and                1,785,921        23,290          223,925         -          2,033,136
    amortization
    Loss on impairment of
    assets
    Income (loss) from
    operations
      before taxes                 (1,610,282)    9,583,925       (3,927,992)        -          4,045,651
    Segment assets                233,351,111    50,942,007        7,471,048         -        291,764,166

  Year Ended March 31, 2000

    Revenue                      $334,797,233  $110,241,393     $  7,327,336   $(31,319,189) $421,046,773
    Depreciation and                  743,110        53,700          142,388         -            939,198
    amortization
    Income (loss) from
    operations
      before taxes                 11,250,797       406,067         (274,316)        -         11,382,548
    Segment assets                211,415,018    41,467,227        6,336,921         -        259,219,166

  Year Ended March 31, 1999

    Revenue                      $292,004,548  $ 46,961,918     $  1,867,979   $ (6,659,295) $334,175,150
    Depreciation and                  712,345        14,189          106,079         -            832,613
    amortization
    Income (loss) from
    operations
      before taxes                 11,111,721       424,208       (1,630,531)        -          9,905,398
    Segment assets                204,911,125    12,744,061        2,252,195         -        219,907,381

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Allou Health & Beauty Care, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Allou Health & Beauty Care, Inc. included in this Form 10-K and have issued our report thereon dated July 2, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Schedule of Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, for the year ended March 31, 2001, has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP
Melville, New York
July 2, 2001

REPORT ON INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Allou Health and Beauty Care, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Allou Health and Beauty Care, Inc. included in this Form 10-K and have issued our report thereon dated June 19, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Schedule of Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commisions's rules and is not part of the basic financial statements. This schedule, for the years ended March 31, 2000 and 1999, has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinon, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ MAYER RISPLER & COMPANY P.C.
Mayer Rispler & Company P.C.
Certified Public Accountants

Brooklyn, New York
June 19, 2000

                                                                     SCHEDULE II
ALLOU HEALTH & BEAUTY CARE, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                              Column C      Column D
Column A                                        Column B     Additions     Deductions     Column E
--------                                        --------     ---------     ----------     --------
                                               Balance at    Charged to   Write-off of
                                               Beginning     Costs and    Uncollectible  Balance at
Description                                    of Period      Expenses      Accounts    End of Period
-------------------------------------------    -----------   ----------   ------------- -------------
March 31, 1999
  Allowance for Doubtful Accounts              $  371,475    $1,465,000    $  220,510    $ 1,615,965

March 31, 2000
  Allowance for Doubtful Accounts              $1,615,965    $1,471,547    $1,802,512    $ 1,285,000

March 31, 2001
  Allowance for Doubtful Accounts              $1,285,000    $  780,000    $  727,925    $ 1,337,075
