Form 10-Q
period 2001-06-30
ALLOU HEALTH & BEAUTY CARE INC
filed 2001-08-14
CIK 846538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the quarterly period ended June 30, 2001.

     Transition report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the transition period from _______ to ________.

                         Commission file number 1-10340
                                    --------


                        ALLOU HEALTH & BEAUTY CARE, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        11-2953972
           --------                                        ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
  of incorporation or organization)


50 Emjay Boulevard, Brentwood, NY                                     11717
---------------------------------                                     -----
(Address of principal executive offices)                             Zip Code

Registrant's telephone number, including area code    (631)  273-4000
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

                                 Yes  X  No
                                    -----  -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                             June 30, 2001
-------------------------------------                            --------------

Class A Common Stock, $.001 par value                            5,636,484
                                                                 =========

Class B Common Stock, $.001 par value                            1,200,000
                                                                 =========

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                                                   Page
                                                                                                   ----

Part I.  Financial Information
    Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (unaudited)
           and March 31, 2001                                                                        3

         Consolidated Statements of Income for the Three Month
           Periods Ended June 30, 2001 and 2000 (unaudited)                                          4

         Consolidated Statements of Cash Flows for the Three Month
           Periods Ended June 30, 2001 and 2000 (unaudited)                                          5

         Notes to Consolidated Financial Statements (unaudited)                                      6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                        9

Part II.  Other Information

    Item 1.  Legal Proceedings                                                                       12

    Item 2.  Changes in Securities and Use of Proceeds                                               12

    Item 3.  Defaults Upon Senior Securities                                                         12

    Item 4.  Submission of Matters to a Vote of Security Holders                                     12

    Item 5.  Other Information                                                                       12

    Item 6.  Exhibits and Reports on Form 8-K                                                        12

Signatures                                                                                           13


                                    ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEET

                                                           ASSETS
                                                           ------

                                                                                          June 30,             March 31,
                                                                                            2001                 2001
                                                                                            ----                 ----
                                                                                         (Unaudited)
Current Assets
--------------
   Cash and Cash Equivalents                                                            $      84,319         $    263,774
   Accounts Receivable (net of allowance
    for doubtful accounts of $1,577,397
    and $1,337,075, respectively)                                                          88,131,811           85,579,734
   Inventories                                                                            183,599,579          176,396,785
   Prepaid Inventory Purchases                                                              6,535,109            9,187,510
   Prepaid Income Taxes                                                                     2,862,899            3,042,904
   Other Current Assets                                                                     1,802,676            2,996,330
   Deferred Income Taxes                                                                    1,037,067            1,037,067
                                                                                         ------------         ------------
         Total Current Assets                                                            $284,053,460         $278,504,104

   Property and Equipment, Net                                                              8,446,352            5,672,234
   Goodwill and Intangible Assets, Net                                                      4,388,846            4,474,846
   Other Assets                                                                             1,672,544            3,074,670
   Deferred Income Taxes                                                                       38,312               38,312
                                                                                         ------------         ------------
                TOTAL ASSETS                                                             $298,599,514         $291,764,166
                                                                                         ============         ============

                                             LIABILITIES & STOCKHOLDERS' EQUITY
                                             ----------------------------------

Current Liabilities
-------------------
   Line of Credit                                                                        $171,182,145         $170,674,820
   Current Portion of Long-Term Debt                                                        2,097,538              915,010
   Accounts Payable and Accrued Expenses                                                   24,974,397           23,502,321
                                                                                         ------------         ------------
         Total Current Liabilities                                                       $198,254,080         $195,092,151
                                                                                         ------------         ------------

Long Term Liabilities
---------------------
   Long-Term Debt                                                                           5,044,291            1,959,369
   Subordinated Debt                                                                       11,397,132           11,243,060
   Common Stock Put Warrants                                                                4,519,925            4,359,925
   Deferred Income Tax Liability                                                              134,166              134,166
                                                                                         ------------         ------------
         Total Long Term Liabilities                                                       21,095,514           17,696,520
                                                                                         ------------         ------------
                TOTAL LIABILITIES                                                        $219,349,594         $212,788,671
                                                                                          -----------          -----------

Commitments and Contingencies

Stockholders' Equity
--------------------
   Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding.

   Class A Common Stock, $.001 par value;
     15,000,000 shares authorized; 5,636,484
     shares issued and outstanding                                                       $      5,636     $          5,636
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding                                                    1,200                1,200
   Additional Paid-In Capital                                                              31,178,371           31,178,371
   Retained Earnings                                                                       48,064,713           47,790,288
                                                                                         ------------         ------------
                TOTAL STOCKHOLDERS' EQUITY                                                 79,249,920           78,975,495
                                                                                         ------------         ------------
                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $298,599,514         $291,764,166
                                                                                         ============         ============

                        The accompanying notes are an integral part of these consolidated financial statements.


                                     ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)



                                                                                             For the Three Months Ended
                                                                                                     June 30,
                                                                                          2001                 2000
                                                                                          ----                 ----

Revenues                                                                                 $110,230,491         $134,664,654

Costs of Revenues                                                                          96,573,336          118,622,001
                                                                                         ------------          -----------

                Gross Profit                                                               13,657,155           16,042,653
                                                                                         ------------         ------------

Operating Expenses
------------------
   Warehouse and Delivery                                                                   2,949,849            3,141,565
   Selling, General and Administrative                                                      5,449,770            5,308,443
                                                                                        -------------        -------------
         Total Expenses                                                                     8,399,619            8,450,008
                                                                                        -------------        -------------

         Income From Operations                                                             5,257,536            7,592,645
                                                                                        -------------        -------------

Other Expenses
--------------
   Interest Expense                                                                    (    4,803,111)      (    4,416,883)
                                                                                        -------------        -------------
         Income Before Provision for Income Taxes                                             454,425            3,175,762

   Provision for Income Taxes                                                                 180,000            1,087,000
                                                                                       --------------        -------------

                NET INCOME                                                            $       274,425       $    2,088,762
                                                                                       ==============        =============

   Earnings Per Common Share
   -------------------------

     Basic                                                                                       $.04                 $.31
                                                                                                  ===                  ===

     Diluted                                                                                     $.04                 $.29
                                                                                                  ===                  ===

   Common Shares Used in Computing Per Share Amounts
   -------------------------------------------------

     Basic                                                                                  6,836,484            6,767,028
                                                                                            =========            =========

     Diluted                                                                                6,862,485            7,322,261
                                                                                            =========            =========

                        The accompanying notes are an integral part of these consolidated financial statements.



                                     ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                           For the Three Months Ended
                                                                                                    June 30,
                                                                                            2001               2000
                                                                                            ----               ----
Cash Flows From Operating Activities
------------------------------------
     Net Income                                                                           $   274,425         $  2,088,762

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

     Depreciation and Amortization                                                            322,530              333,956
     Amortization of Discount on Subordinated Debt                                            154,072                - 0 -
     Non-Cash Change in Value of Contingent Put Warrants                                      160,000                - 0 -

Decrease (Increase) In Assets:

     Accounts Receivable                                                                   (2,552,077)         (21,446,101)
     Inventories                                                                           (7,202,794)         (11,388,631)
     Prepaid Purchases and Other Assets                                                     5,380,281         (  5,368,227)

Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                                                  1,472,076            5,823,063
     Income Taxes Payable                                                                       - 0 -        (     657,482)
                                                                                        -------------         ------------

         Net Cash Used In Operating Activities                                             (1,991,487)         (30,614,660)
                                                                                       --------------        --------------

Cash Flows Used in Investing Activities
---------------------------------------
     Acquisition of Property and Equipment                                                (   817,478)       (     268,670)
                                                                                           ----------         ------------

Cash Flows From Financing Activities
------------------------------------
     Net Increase in Amounts Due Bank                                                         507,325            32,216,650
     Borrowings - Long Term Debt                                                            2,482,571                 - 0 -
     Repayment of Debt                                                                    (   360,386)        (     270,029)
     Net Proceeds From Exercise of Options and Warrants                                         - 0 -                 7,500
                                                                                       --------------        --------------

         Net Cash Provided By Financing Activities                                          2,629,510           31,954,121
                                                                                       --------------        --------------

                (DECREASE) INCREASE IN CASH                                               (   179,455)           1,070,791

                CASH AT BEGINNING OF PERIOD                                                   263,774               51,311
                                                                                       --------------        --------------

                CASH AT END OF PERIOD                                                    $     84,319         $  1,122,102
                                                                                       ==============        =============


Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:

     Interest                                                                              $4,893,089          $  4,230,604
     Income Taxes                                                                     $         - 0 -          $  1,744,482

 During the three months ended June 30, 2001, the Company issued notes for $4,627,836.

                        The accompanying notes are an integral part of these consolidated financial statements.




                ALLOU HEALTH & BEAUTY, CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements of Allou Health &
Beauty Care, Inc. (the Company) have been prepared in conformity with generally accepted accounting principles consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 2001. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's
Annual Report on Form 10-K for the year ended March 31, 2001.

2. The following table is a reconciliation of the weighted-average shares
(denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                                              June 30,
                                                        2001           2000
                                                        ----           ----

      Basic                                            6,836,484     6,767,028
      Assumed exercise of stock options                   26,001       555,233
                                                       ---------     ---------

      Diluted                                          6,862,485     7,322,261
                                                       =========     =========

      Potentially dilutive securities excluded from
       computation because they are anti-dilutive      4,288,900       708,217
                                                       =========    ==========

      Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

3. During fiscal 2001, the Company issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, presently to be based on financial results for the years ending March 31, 2002 and 2003, to put the warrants to the Company after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Sholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordinated notes. Included in interest expense for the three months ended June 30, 2001 is $154,072 representing such accretion.

     The value of these contingent put warrants has been reflected as a liability in the accompanying consolidated balance sheets. In accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants will be marked to market through earnings on a quarterly basis. The value of these warrants at June 30, 2001 is $4,519,925. Included in interest expense for the three months ended June 30, 2001 is $160,000 representing the change in the value of these warrants through June 30, 2001.



                ALLOU HEALTH & BEAUTY, CARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10
"Accounting for Shipping and Handling Revenues and Costs", the Company's shipping and handling costs, billed to customers, are included in revenue. The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses. Shipping and handling billed to customers and included in revenues for the three months ended June 30, 2001 and 2000, was not material. Shipping and handling costs totaled approximately $917,747 and $1,105,477, for the three months ended June 30, 2001 and 2000, respectively.

     Effective April 1, 2001, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity", as amended by SFAS No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.
SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of adoption did not have a material effect on the Company's financial position.

     The EITF has reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Issue No.
00-14 will become effective in our fiscal 2002 fourth quarter. The Company does not anticipate the impact of adoption of the EITF to have an impact on its consolidated financial results.

     The EITF has reached a consensus on issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". The consensus provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Issue No. 00-25 will become effective in our fiscal 2002 fourth quarter . The Company does not anticipate the impact of adoption of the EITF to have an impact on its consolidated financial results.

     In July 2001, the Financial Accounting Standards Board issued Statements of
Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and
No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective April 1, 2002.
The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective April 1, 2002 will have on its results of operations and financial position.



                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or a different customer base.

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

     Segment data for the three months ended June 30, 2001 and 2000 was as follows:

                                      Wholesale     Pharmaceuticals                Intersegment
                                    Distribution     Distribution   Manufacturing  Transactions    Consolidated
                                    ------------     ------------   -------------  ------------    ------------
Three months ended June 30, 2001

  Revenue                           $  55,740,273     $51,738,659     $2,984,037      $(232,478)    $110,230,491
  Depreciation and Amortization           265,530           4,125         52,875          - 0 -          322,530
  Income (Loss) From Operations
    Before Taxes                   (    2,956,911)      3,158,149        253,187          - 0 -          454,425
  Segment Assets                      240,402,236      48,948,531      9,248,747          - 0 -      298,599,514

Three months ended June 30, 2000

  Revenue                           $  74,881,546     $59,210,494     $1,057,122      $(484,508)    $134,664,654
  Depreciation and Amortization           280,416           2,750         50,790          - 0 -          333,956
  Income (Loss) From Operations
    Before Taxes                        1,917,590       2,690,687     (1,432,515)         - 0 -        3,175,762
  Segment Assets                      237,427,083      53,544,900      8,191,937          - 0 -      299,163,920

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.       RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

         Revenues for the three months ended June 30, 2001 were $110,230,491, representing an 18% decrease over revenues of $134,664,654 for the three months ended June 30, 2000.

         This decrease in revenues is attributable to decreased revenues in certain product segments set forth below:

         Sales of health and beauty aids increased 2.8% when compared to the same period in the previous year. This increase in revenue is due to an increase in same store sales.

         Sales of prestige designer fragrances decreased 37% when compared to the same period in the prior year. This decrease in revenue is due to orders scheduled for June delivery were postponed until July for delivery at the customer's request.

         Sales of nationally advertised non-perishable branded food products decreased 737% when compared to the prior year because of smaller quantities of promotionally priced non-perishable food products available from our vendors during this period.

         Sales of pharmaceutical items decreased 12.6% within our wholly-owned subsidiary, M. Sobol, Inc., when compared to the same period in the prior year. This decrease in revenues is due to decreases in the acquisition of pharmaceutical products during this period, which resulted from financing reductions of the Company's Revolving Credit Facility. This financing reduction was necessitated by the Company's lenders in order to accommodate the Company's request for an extension to its Revolving Line of Credit which expired on May 7, 2001. The Company has since received notification that the credit committees of Congress Financial Corporation and Citibank, N.A. have approved a $200 million Revolving Credit Facility that is expected to close during August 2001. This new Credit Facility should, in the future, alleviate the causes that resulted in a shortfall of pharmaceutical sales in this period.

         Gross profit as a percentage of revenues increased to 12.4% for the three months ended June 30, 2001 when compared to 11.9% for the same period in the previous year. This increase was primarily due to an increase in the gross profit margins in both our manufacturing and pharmaceutical subsidiaries.

         Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 7.6% for the three months ended June 30, 2001 from 6.3% in the same period in the prior year. This percentage increase is due to a decrease in revenues generated in this quarter without a proportional decrease in expenses for the period.

         Inventories increased by approximately $8.5 million or 4.8% in the first three months of fiscal 2001 when compared to the same period in fiscal 2000. This increase in inventory is attributable to fragrance merchandise purchased in anticipation of holiday sales.

         Interest expense for the three months ended June 30, 2001 increased as a percentage of sales to 4.4% from 3.2% when compared to the three months ended June 30, 2000. This increase is due to borrowings at a higher rate and includes charges due to the revaluation of the common stock put warrants.

         Net income from continued operations for the three months ended June 30, 2001 was $274,425, representing a 87% decrease when compared to net income of $2,088,762 for the comparable period in 2000. This decrease in net income is due primarily to the reasons discussed above.

B.       LIQUIDITY AND CAPITAL RESOURCES

         Cash decreased $1,037,783 to $84,319 at June 30, 2001 from $1,122,102 at June 30,2000. Our working capital increased $21.0 million to $85.8 million at June 30, 2001 from $64.8 million at June 30, 2000 primarily due to a reduction of senior and trade debt.

         At June 30, 2001 we had $171.2 million in borrowings and approximately $8.8 million of unused credit under our $180 million credit facility. Our credit facility is secured by a security interest in certain of our assets and properties including the capital stock of certain of our subsidiaries.

         We require capital principally to grow the business through acquisitions, expansion of current operations, to pay off debt and for general operating purposes. We currently estimate capital expenditures of approximately $5.0 million per annum are required to adequately maintain our current operations.

         Our primary sources of liquidity are expected to be cash flows from operations and our financing agreement with a consortium of banks led by the Fleet Capital Corporation for financing our accounts receivable and inventory under our $180 million bank line of credit. The loan is collateralized by our inventory and accounts receivable. Interest on the loan balance is payable monthly at a rate of 1.75% per annum above the prime rate or 3.50% per annum above the Eurodollar rate. The effective interest rate charged to us at June 30, 2001 was 8.10% which was based on a combination of 3.50% above the Eurodollar rate and 1.75% above the prime rate. We recently received notification that the credit committees of Congress Financial Corporation and Citibank, N.A. have approved financing a $200 million Revolving Credit Facility. This facility will have a term of three years and is contemplated to close during August 2001. Interest on the new facility will be .25% per annum above the prime rate or at our option 2.75% per annum above the Eurodollar rate.

         We have minimal capital investment requirements and any significant capital expenditures are financed through long-term lease agreements that would not adversely impact cash flow. We believe that our internally generated funds and our current and future bank line of credit will be sufficient to meet our anticipated cash and capital needs through the fiscal year ending March 31, 2003.

         INFLATION AND SEASONALITY

         Inflation has not had any significant adverse effects on our business and we do not believe it will have any significant affect on our future business. Our fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. Our other product lines are not seasonal.

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings

                  None.

    Item 2.  Changes in Securities and Use of Proceeds

                  None.

    Item 3.  Defaults Upon Senior Securities

                  None.

    Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

    Item 5.  Other Information

                  None.

    Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits

                  None.

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


Dated:  August 14, 2001