Form 10-Q
period 2001-09-30
ALLOU HEALTH & BEAUTY CARE INC
filed 2001-11-14
CIK 846538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the quarterly period ended September 30, 2001.
                                               ------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the transition period from ______________ to ____________.

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

                                 Yes  X   No
                                     ---    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                            November 8, 2001
-------------------------------------                           ----------------

Class A Common Stock, $.001 par value                                  5,758,435
                                                                       =========

Class B Common Stock, $.001 par value                                  1,200,000
                                                                       =========

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 (unaudited)
           and March 31, 2001                                                             3

         Consolidated Statements of Income for the Six Month
           Periods Ended September 30, 2001 and 2000 (unaudited)                          4

         Consolidated Statements of Income for the Three Month
           Periods Ended September 30, 2001 and 2000 (unaudited)                          5

         Consolidated Statements of Cash Flows for the Six Month
           Periods Ended September 30, 2001 and 2000 (unaudited)                          6

         Notes to Consolidated Financial Statements (unaudited)                           7

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                            10

    Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk                                                              14


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                           15

    Item 2.  Changes in Securities and Use of Proceeds                                   15

    Item 3.  Defaults Upon Senior Securities                                             15

    Item 4.  Submission of Matters to a Vote of Security Holders                         15

    Item 5.  Other Information                                                           15

    Item 6.  Exhibits and Reports on Form 8-K                                            15

SIGNATURES                                                                               16




                                        ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS

                                                              ASSETS
                                                              ------
                                                                                        September 30,          March 31,
                                                                                            2001                 2001
                                                                                            ----                 ----
                                                                                         (Unaudited)
Current Assets
--------------
   Cash and Cash Equivalents                                                             $    536,113         $    263,774
   Accounts Receivable (net of allowance
    for doubtful accounts of $1,817,396
    and $1,337,075, respectively)                                                         107,774,854           85,579,734
   Inventories                                                                            176,862,152          176,396,785
   Prepaid Inventory Purchases                                                              8,143,590            9,187,510
   Prepaid Income Taxes                                                                     1,517,899            3,042,904
   Other Current Assets                                                                     2,474,716            2,996,330
   Deferred Income Taxes                                                                    1,037,067            1,037,067
                                                                                      ---------------      ---------------

         Total Current Assets                                                            $298,346,391         $278,504,104

   Property and Equipment, Net                                                              9,711,929            5,672,234
   Goodwill and Intangible Assets, Net                                                      4,302,846            4,474,846
   Other Assets                                                                             1,821,631            3,074,670
   Deferred Income Taxes                                                                       38,312               38,312
                                                                                      ---------------      ---------------

                TOTAL ASSETS                                                             $314,221,109         $291,764,166
                                                                                      ===============      ===============

                                                LIABILITIES & STOCKHOLDERS' EQUITY
                                                ----------------------------------
Current Liabilities
-------------------
   Line of Credit                                                                        $183,891,129         $170,674,820
   Current Portion of Long-Term Debt                                                        2,012,360              915,010
   Accounts Payable                                                                        22,015,666           20,902,427
   Accrued Expenses                                                                         1,060,681            2,599,894
                                                                                      ---------------      ---------------
         Total Current Liabilities                                                       $208,979,836         $195,092,151
                                                                                      ---------------      ---------------

Long Term Liabilities
---------------------
   Long-Term Debt                                                                           7,453,078            1,959,369
   Subordinated Debt                                                                       11,551,204           11,243,060
   Common Stock Put Warrants                                                                4,117,155            4,359,925
   Deferred Income Tax Liability                                                              134,166              134,166
                                                                                      ---------------      ---------------

         Total Long Term Liabilities                                                       23,255,603           17,696,520
                                                                                      ---------------      ---------------
                TOTAL LIABILITIES                                                        $232,235,439         $212,788,671
                                                                                      ---------------      ---------------

Commitments and Contingencies
Stockholders' Equity
--------------------
   Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding.
   Class A Common Stock, $.001 par value;
     15,000,000 shares authorized; 5,758,435
     and 5,636,484 shares issued and outstanding                                         $      5,758         $      5,636
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding                                                    1,200                1,200
   Additional Paid-In Capital                                                              31,678,249           31,178,371
   Retained Earnings                                                                       50,300,463           47,790,288
                                                                                      ---------------      ---------------
                TOTAL STOCKHOLDERS' EQUITY                                                 81,985,670           78,975,495
                                                                                      ---------------      ---------------
                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $314,221,109         $291,764,166
                                                                                      ===============      ===============

                     The accompanying notes are an integral part of these consolidated financial statements.




                                        ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS





                                                                                           For The Six Months Ended
                                                                                                 September 30,

                                                                                            2001                 2000
                                                                                            ----                 ----

Revenues                                                                                 $259,212,391         $266,915,133

Costs of Revenues                                                                         228,789,517          235,941,729
                                                                                          -----------          -----------

         Gross Profit                                                                      30,422,874           30,973,404
                                                                                          -----------          -----------

Operating Expenses
------------------

   Warehouse and Delivery                                                                   6,105,293            6,497,554
   Selling, General and Administrative                                                     11,087,496           10,108,375
                                                                                          -----------          -----------

         Total Operating Expenses                                                          17,192,789           16,605,929
                                                                                          -----------          -----------

         Income From Operations                                                            13,230,085           14,367,475
                                                                                          -----------          -----------

Other Expenses
--------------

   Interest Expense                                                                         9,194,909            8,323,465
                                                                                          -----------          -----------

         Income From Operations Before Income Taxes                                         4,035,176            6,044,010

Provision for Income Taxes                                                                  1,525,000            2,150,000
                                                                                          -----------          -----------

                NET INCOME                                                               $  2,510,176         $  3,894,010
                                                                                          ===========          ===========



Earnings Per Common Share
-------------------------

   Basic                                                                                         $.36                 $.57
                                                                                                  ===                  ===

   Diluted                                                                                       $.36                 $.53
                                                                                                  ===                  ===

Common Shares Used in Computing Per Share Amounts
-------------------------------------------------

   Basic                                                                                    6,885,131            6,788,422
                                                                                            =========            =========

   Diluted                                                                                  6,912,755            7,398,908
                                                                                            =========            =========


   The accompanying notes are an integral part of these financial statements.


                                                               4





                                   ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS




                                                                                         For The Three Months Ended
                                                                                                 September 30,
                                                                                          2001                 2000
                                                                                          ----                 ----

Revenues                                                                                 $148,981,900         $132,250,479

Costs of Revenues                                                                         132,216,182          117,319,728
                                                                                          -----------          -----------
                Gross Profit                                                               16,765,718           14,930,751
                                                                                          -----------          -----------

Operating Expenses
------------------

   Warehouse and Delivery                                                                   3,155,443            3,355,989
   Selling, General and Administrative                                                      5,637,726            4,799,932
                                                                                          -----------          -----------
         Total Operating Expenses                                                           8,793,169            8,155,921
                                                                                          -----------          -----------
         Income From Operations                                                             7,972,549            6,774,830
                                                                                          -----------          -----------
Other Expenses
--------------

   Interest Expense                                                                         4,391,798            3,906,582
                                                                                          -----------          -----------
         Income Before Provision for Income Taxes                                           3,580,751            2,868,248

Provision for Income Taxes                                                                  1,345,000            1,063,000
                                                                                          -----------          -----------

                NET INCOME                                                               $  2,235,751         $  1,805,248
                                                                                          ===========          ===========


Earnings Per Common Share
-------------------------

   Basic                                                                                         $.32                $.27
                                                                                                  ===                 ===

   Diluted                                                                                       $.32                $.24
                                                                                                  ===                 ===

Common Shares Used in Computing Per Share Amounts
-------------------------------------------------

   Basic                                                                                    6,933,249           6,810,044
                                                                                            =========           =========

   Diluted                                                                                  6,962,865           7,399,495
                                                                                            =========           =========


The accompanying notes are an integral part of these financial statements.

                               ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For The Six Months Ended
                                                                                       September 30,
                                                                                 2001                2000
                                                                                 ----                ----
Cash Flows From Operating Activities
------------------------------------

      Net Income                                                              $  2,510,176       $  3,894,010

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

      Depreciation and Amortization                                                677,058            717,439
      Non-Cash Interest Expense                                                     65,374              - 0 -

Changes in Operating Assets and Liabilities:

      Accounts Receivable                                                      (22,195,120)       (25,288,911)
      Inventories                                                              (   465,367)       (14,898,841)
      Prepaid Purchases and Other Assets                                         3,186,568        (12,080,059)
      Accounts Payable and Accrued Expenses                                        635,228          6,177,952
      Income Taxes Payable                                                           - 0 -      (   1,003,252)
                                                                               -----------       ------------

           Net Cash Used In Operating Activities                               (15,586,083)       (42,481,662)
                                                                               -----------       ------------

Cash Flows Used in Investing Activities
---------------------------------------

      Acquisition of Property and Equipment                                   (  1,762,579)     (     732,206)
                                                                               -----------       ------------

Cash Flows From Financing Activities
------------------------------------

      Net Increase in Amounts Due Bank                                          13,216,309         29,460,183
      Borrowings                                                                 5,549,889         15,000,000
      Repayment of Debt                                                       (  1,145,197)     (   1,509,091)
      Net Proceeds From Exercise of Options and Warrants                             - 0 -            260,283
                                                                               -----------       ------------

           Net Cash Provided By Financing Activities                            17,621,001         43,211,375
                                                                               -----------       ------------

                   INCREASE (DECREASE) IN CASH                                     272,339      (       2,493)


                   CASH AT BEGINNING OF PERIOD                                     263,774             51,311
                                                                               -----------       ------------

                   CASH AT END OF PERIOD                                     $     536,113      $      48,818
                                                                              ============       ============


Supplemental Disclosures of Cash Flow Information:

    Cash Paid For:

      Interest                                                               $  10,100,509      $  7,962,403
      Income Taxes                                                                   - 0 -      $  3,153,252

    Non-Cash Financing Activities:

      Notes Issued for Acquisition of Property and Equipment                 $   2,686,867             - 0 -
      Common Stock Issued for Debt Repayment                                 $     500,000             - 0 -

During the six months ended September 30, 2001 and 2000, the Company issued notes for $8,236,756 and $15,000,000, respectively.


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

2. On September 4, 2001, the Company entered into a three year financing agreement with Congress Financial Corp. and Citibank, N.A. for a $200,000,000 revolving credit facility. Interest is being charged at a rate of .25% per annum above the prime rate or at the Company's option 2.75% per annum above the Eurodollar rate. The credit facility is secured by all of the Company's assets. Certain officers of the Company have personally guaranteed the credit facility for a maximum of approximately $10,000,000. In addition, there are various financial covenants with which the Company must comply. At September 30, 2001, the Company was in compliance with all of its covenants.

3. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.



                                                             Six Months Ended                 Three Months Ended
                                                               September 30,                      September 30,

                                                            2001             2000              2001           2000
                                                            ----             ----              ----           ----

   Basic                                                  6,885,131       6,788,422         6,933,249       6,810,044

   Effect of Dilutive Securities:
   Stock options                                             27,624         610,486            29,616         589,451
                                                          ---------       ---------         ---------       ---------
   Diluted                                                6,912,755       7,398,908         6,962,865       7,399,495
                                                          =========       =========         =========       =========
   Potentially dilutive securities
    excluded from computation
    because they are anti-dilutive                        4,128,900         720,479         4,128,900         935,479
                                                          =========      ==========         =========      ==========


     Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

                ALLOU HEALTH & BEAUTY, CARE INC. AND SUBSIDIARIES

4. During fiscal 2001, the Company issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, presently to be based on financial results for the years ending March 31, 2002 and 2003, to put the warrants to the Company after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Sholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordinated notes. Included in interest expense for the six months ended September 30, 2001 is $308,144 representing such accretion. Included in interest expense for the three months ended September 30, 2001 is $154,072 representing such accretion.

     The value of these contingent put warrants has been reflected as a liability in the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants will be marked to market through earnings on a quarterly basis. The value of these warrants at September 30, 2001 is $4,117,155. Interest expense for the six months ended September 30, 2001 has been reduced by $242,770 representing the change in the value of these warrants from April 1, 2001 through September 30, 2001. Interest expense for the three months ended September 30, 2001 has been reduced by $402,770 representing the change in value of these warrants through September 30, 2001.

5. In accordance with EITF Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs", the Company's shipping and handling costs, billed to customers, are included in revenue. The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses. Shipping and handling billed to customers and included in revenues for the three months ended September 30, 2001 and 2000 was not material. Shipping and handling costs totaled approximately $1,920,333 and $2,737,987, for the six months ended September 30, 2001 and 2000, respectively. Shipping and handling costs totaled approximately $1,002,586 and $1,632,510 for the three months ended September 30, 2001 and 2000, respectively.

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of adoption did not have a material effect on the Company's financial position.

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for its fiscal year ending March 31, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

6. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or a different customer base.

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

     The Company's reportable operating segments are:

     a) Wholesale distribution of cosmetics, fragrances, health and beauty aids and non-perishable food products.

     b)   Wholesale distribution of pharmaceuticals.

     c)   Manufacturing of hair and skin care products.

     The Company evaluates the performance of its segments based on segment profit, which includes the overhead charges directly attributable to the segment and excludes certain expenses, which are managed outside the reportable segments. Corporate expenses such as income taxes are being allocated to the wholesale distribution segment only.

     Segment data for the six months ended September 30, 2001 and 2000 was as follows:


                                                  Wholesale           Pharmaceuticals
                                                 Distribution           Distribution       Manufacturing          Consolidated
                                                 ------------           ------------       -------------          ------------
Six months ended September 30, 2001

  Revenue                                        $147,636,290          $107,206,169        $  4,369,932           $259,212,391
  Depreciation and Amortization                       502,558                 8,250             166,250                677,058
  Income (Loss) From Operations
    Before Taxes                                      767,355             3,776,865        (    509,044)             4,035,176
  Segment Assets                                  243,887,067            59,704,161          10,629,881            314,221,109

Six months ended September 30, 2000

  Revenue                                        $154,501,151          $109,293,728        $  3,120,254           $266,915,133
  Depreciation and Amortization                       610,907                27,182              79,350                717,439
  Income (Loss) From Operations
    Before Taxes                                    2,653,819             4,610,573        (  1,220,382)             6,044,010
  Segment Assets                                  256,497,547            45,563,315          10,174,675            312,235,537


     Segment data for the three months ended September 30, 2001 and 2000 was as follows:

                                                  Wholesale           Pharmaceuticals
                                                 Distribution           Distribution       Manufacturing          Consolidated
                                                 ------------           ------------       -------------          ------------
Three months ended September 30, 2001
  Revenue                                       $  92,128,495          $ 55,467,510        $  1,385,895           $148,981,900
  Depreciation and Amortization                       265,530                 4,125              84,875                354,530
  Income (Loss) From Operations
    Before Taxes                                    3,724,266               618,716        (    762,231)             3,580,751
  Segment Assets                                  243,887,067            59,704,161          10,629,881            314,221,109

Three months ended September 30, 2000

  Revenue                                       $  80,104,113          $ 50,083,234        $  2,063,132           $132,250,479
  Depreciation and Amortization                       328,843                14,966              39,674                383,483
  Income (Loss) From Operations
    Before Taxes                                      736,229             1,919,886             212,133              2,868,248
  Segment Assets                                  256,497,547            45,563,315          10,174,675            312,235,537


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

   A.    RESULTS OF OPERATIONS

         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenues for the six months ended September 30, 2001 were $259,212,391, representing a 2.9% decrease over revenues of $266,915,133 for the six months ended September 30, 2000.

         This decrease in revenues was attributable to a decrease in sales volume for the segments of the Company's business described below.

         Contributions to revenues by product segment were as follows:

         Sales of Allou Distributors, Inc., the Company's wholly-owned subsidiary, which distributes brand name health and beauty aids, prestige designer fragrances, nationally advertised non-perishable branded food products decreased 4.4% when compared to sales in the same period of the prior year. This decrease is largely due to a decrease in the sales of nationally advertised non-perishable branded food products because of smaller quantities of promotionally priced non-perishable food products available from our vendors during this period. We also had a small decrease in the sales of prestige designer fragrances during the period which together with the decrease in the sales of nationally advertised non-perishable branded food products, resulted in a net decrease in sales of 4.4% for this segment of our business.

         Sales of pharmaceutical products decreased 2.1% when compared to the same period of the prior year. This decrease in revenues is due to decreases in the acquisition of pharmaceutical products during this period which resulted from financing reductions of the Company's revolving credit facility. This financing reduction was necessitated by the Company's former lenders in order to accommodate the Company's request for an extension to its revolving line of credit which expired on May 7, 2001. The Company has closed a $200 million revolving credit facility on September 4, 2001, with Congress Financial Corp. and Citibank, N.A. This new credit facility should, in the future, alleviate the causes that resulted in a short fall of pharmaceutical sales in this period.

         Gross profit as a percentage of revenues for the six months ended September 30, 2001 increased to 11.7% from 11.6% when compared to the same period in the prior year. This small increase in gross profit as percentage of sales is due to improved gross profit margins in various business segments.

         Warehouse, delivery, selling, general and administrative expenses increased as a percentage of sales to 6.6% for the six months ended September 30, 2001, from 6.2% when compared to the same period of the prior year. This increase as a percentage of sales is due to increased sales expenses associated with our pharmaceutical subsidiary without a corresponding increase in sales due to the reasons discussed above.

         Inventories increased by approximately $465,000 or 0.2% at September 30, 2001 when compared to the fiscal year ended March 31, 2001. This increase in inventory was attributable to merchandise purchased in anticipation of increased sales.

         Interest expense for the six months ended September 30, 2001 increased 10.5% when compared to the six months ended September 30, 2000. This increase was a result of higher borrowings at an increased rate and the accretion of discounts associated with the subordinated debt, and with the change in value of the warrants associated with the subordinated debt. Additionally, the accretion of discounts associated with the original warrants issued in connection with the Company's subordinated debt and the change in the fair value of the warrants based on the Black-Scholes calculation method which for the current quarter was positive and for the first quarter ended June 30, 2001, was negative. For the six months ended September 30, 2001, the fair market valuation for the Company's warrants were approximately the same.

         Net income for the six months ended September 30, 2001 was $2,510,176. For the same period in the prior year net income was $3,894,010.

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenues for the three months ended September 30, 2001 were $148,981,900, representing a 13% increase over revenues of $132,250,479 for the three months ended September 30, 2000.

         This increase in revenues was attributable to an increase in sales volume for the segments of the Company's business described below, an expanded customer base and an increase in same store sales, which has together caused an increase in the volume of products sold.

         Contributions to this increase in revenues by product segment were as follows:

         Sales of Allou Distributors, Inc., the Company's wholly-owned subsidiary, which distributes brand name health and beauty aids, prestige designer fragrances, nationally advertised non-perishable branded food products increased 15% when compared to sales in the same period of the prior year, due to an increase in the sales of health and beauty aids and prestige designer fragrances.

         Sales of pharmaceutical products increased 10.8% when compared to the same period of the prior year.

         Gross profit as a percentage of sales remained at 11.3% for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000.

         Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of sales to 5.9% for the three months ended September 30, 2001 from 6.2% when compared to the same periods of the prior year. This decrease in operating expenses is due to increased revenues without a proportional increase in expenses.

         Interest expenses for the three months ended September 30, 2001 remained at 3% when compared to the same period of the prior year. This was a result of increased borrowings at a higher rate for the first two months of the quarter. During the month of September, we realized a sharp reduction in our interest expense due to a rate reduction from our new line of credit co-arranged by Congress Financial Corp and Citibank, N.A. which was consummated on September 4, 2001. Additionally, the accretion of discounts associated with the original warrants issued in connection with the Company's subordinated debt and the change in the fair value of the warrants based on the Black-Scholes calculation method which for the current quarter was positive and for the first quarter ended June 30, 2001, was negative. For the six months ended September 30, 2001, the fair market valuation for the Company's warrants were approximately the same.

         Net income for the three months ended September 30, 2001 was $2,235,751, representing a 33% increase over net income of $1,805,248 for the comparable period in 2000. The increase in net income was due to primarily for the reasons discussed above.

         LIQUIDITY AND CAPITAL RESOURCES.

         The Company meets its working capital requirements from internally generated funds and from a financing agreement entered into on September 4, 2001 with a consortium of banks led by Congress Financial Corporation and Citibank, N.A. for financing the Company's accounts receivable and inventory. As of September 30, 2001, the Company had $183,891,129 outstanding under its $200 million bank line of credit. The loan is secured by substantially all of the Company's assets and the assets of the Company's subsidiaries. Interest on the loan balance is payable at .25% per annum above the prime rate or 2.75% per annum above the Eurodollar rate at the option of the Company. The effective interest rate charged to the Company under its financing agreement with its former consortium of banks, for the period beginning July 1, 2001 through September 3, 2001, was 8.2%. The effective rate of interest for the period beginning September 4, 2001 through September 30, 2001 under its current financing agreement with Congress Financial Corp and Citibank N.A. entered into on September 4, 2001, was 6.9%. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement. During the second quarter of fiscal year 2000 ended September 30 the Company issued to RFE Investment Partners an institutional investor $15,000,000 principal amount of 12% senior subordinated notes due 2005 and 1,700,000 seven year warrants to purchase the Company's Class A Common Stock at $4.50 per share. The warrants are subject to a put option; under certain circumstances, as defined, the investor has the right to put the warrants to Allou after year five at a price of $8.00 per warrant.

         The Company's accounts receivable increased to $107,774,854 at September 30, 2001 from $101,142,869 at September 30, 2000, representing an increase of 6.6%. This increase in accounts receivable was due to increased sales.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued statements of Financial Accounting Standards No. 141. Business combinations ("FAS 141") and No. 142 Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective April 1, 2002 will have on its results of operations and financial position.

         In August 2001, the Financial Accounting standards board issued SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for our fiscal year ending March 31, 2003, and do not anticipate that it will have a material impact on the company's consolidated financial results.

         INFLATION AND SEASONALITY

         Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will have any significant effect on its future business. The Company's fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. The Company's other product lines are not seasonal.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal financial instrument is a three year revolving credit agreement that it entered into on September 4, 2001 and which will expire on September 3, 2004. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under its revolving credit agreement changes in these factors cause fluctuations in the Company's net income and cash flows the agreement allows the Company maximum borrowings of $200 million. The Company also has a term loan of $15 million, under a subordinated debt agreement at September 30, 2001 approximately $183.9 million was outstanding under the revolving credit agreement. The agreement bears interest at the bank's base rate of 1/4 of 1% above the prime rate or 2.75% above the Eurodollar rate at the Company's option. If the amount owing under the company's revolving credit agreement remained at the current quarter level for an entire year and the prime rate increased or decreased respectively, by 1% then the Company would pay or save, respectively, an additional $1.8 million in interest that year.

         The Company entered into a 5 year term loan in the form of subordinated debt during the second quarter of fiscal year 2000 ended September 30. The company issued to RFE Investment Partners, an institutional investor, 15,000,000 principal amount of 12% Senior Subordinated notes due 2005 and 1,700,000 seven year warrants to purchase the Company's Class A Common Stock at $4.50 per share. The warrants are subject to a put option under which the investor has the right to put the warrants to Allou, under certain circumstances defined after five years at a price of $8.00 per warrant.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

            None.

Item 2.  Changes in Securities and Use of Proceeds

            None.

Item 3.  Defaults Upon Senior Securities

            None.

Item 4.  Submission of Matters to a Vote of Security Holders

            None.

Item 5.  Other Information

            None.

Item 6.  Exhibits and reports on Form 8-K

      (a)   Exhibits

            The following Exhibit is filed as a part of this report:

Exhibit No.         Description
-----------         -----------

10.1 Loan and Security Agreement dated September 4, 2001 by and among M. Sobol, Inc., Allou Distributors, Inc., Direct Fragrances, Inc., Stanford Personal Care Manufacturing, Inc., as Borrowers, and Allou Health & Beauty Care, Inc., Allou Personal Care Corp., HBA National Sales Corp., HBA Distributors, Inc., Pastel Cosmetic & Beauty Aids, Inc., Trans World Grocers, Inc., Russ Kalvin Personal Care Corp.
                    and Core Marketing, Inc., as Guarantors, the financial institutions from time to time parties thereto as lenders, whether by execution of the Loan and Security Agreement or an Assignment and Acceptance, and Congress Financial Corporation, as Agent and Arranger, and Citibank, N.A., as Documentation Agent and Co-Arranger.


       (b)  Reports on Form 8-K

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    /s/ David Shamilzadeh
                                    ------------------------------------
                                    David Shamilzadeh
                                    President and Principal Accounting Officer


Dated:  November 14, 2001