Form 10-Q
period 2001-12-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2002-02-15
CIK 846538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-   Act of 1934 for the quarterly period ended December 31, 2001.

_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ____________.

                         Commission file number 1-10340
                                                -------

                        ALLOU HEALTH & BEAUTY CARE, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       11-2953972
           --------                                       ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


50 Emjay Boulevard, Brentwood, NY                            11717
---------------------------------                            -----
(Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code    (631)  273-4000
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

               Class                                            February 7, 2002
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
                                                                       =========

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

       Consolidated Balance Sheets as of December 31, 2001 (unaudited)
        and March 31, 2001                                                 3

       Consolidated Statements of Income for the Nine Month
        Periods Ended December 31, 2001 and 2000 (unaudited)               4

       Consolidated Statements of Income for the Three Month
        Periods  Ended December 31, 2001 and 2000 (unaudited)              5

       Consolidated Statements of Cash Flows for the Nine Month
        Periods Ended December 31, 2001 and 2000 (unaudited)               6

       Notes to Consolidated Financial Statements (unaudited)             7-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                     14

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                15

  Item 2. Changes in Securities and Use of Proceeds                        15

  Item 3. Defaults Upon Senior Securities                                  15

  Item 4. Submission of Matters to a Vote of Security Holders              15

  Item 5. Other Information                                                15

  Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                 16

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                   December 31,             March 31,
                                                                      2001                    2001
                                                                      ----                    ----
                                                                   (Unaudited)
Current Assets
--------------
   Cash and Cash Equivalents                                       $  1,928,636          $    263,774
   Accounts Receivable (net of allowance
    for doubtful accounts of $2,057,397
    and $1,337,075, respectively)                                   104,984,166            85,579,734
   Inventories                                                      172,007,834           176,396,785
   Prepaid Inventory Purchases                                       17,394,199             9,187,510
   Prepaid Income Taxes                                               1,109,350             3,042,904
   Other Current Assets                                               1,932,286             2,996,330
   Deferred Income Taxes                                              1,037,067             1,037,067
                                                                   ------------          ------------

         Total Current Assets                                      $300,393,538          $278,504,104

   Property and Equipment, Net                                       10,606,960             5,672,234
   Goodwill and Intangible Assets, Net                                4,216,846             4,474,846
   Other Assets                                                       1,977,766             3,074,670
   Deferred Income Taxes                                                 38,312                38,312
                                                                   ------------          ------------

                TOTAL ASSETS                                       $317,233,422          $291,764,166
                                                                   ============          ============


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities
-------------------
   Line of Credit                                                  $185,255,038          $170,674,820
   Current Portion of Long-Term Debt                                  2,060,368               915,010
   Accounts Payable                                                  21,117,206            20,902,427
   Accrued Expenses                                                   4,634,144             2,599,894
                                                                   ------------          ------------
         Total Current Liabilities                                 $213,066,756          $195,092,151
                                                                   ------------          ------------

Long Term Liabilities
---------------------
   Long-Term Debt                                                     4,066,031             1,959,369
   Subordinated Debt                                                 11,705,276            11,243,060
   Common Stock Put Warrants                                          4,284,000             4,359,925
   Deferred Income Tax Liability                                        134,166               134,166
                                                                   ------------          ------------

         Total Long Term Liabilities                                 20,189,473            17,696,520
                                                                   ------------          ------------

                TOTAL LIABILITIES                                  $233,256,229          $212,788,671
                                                                   ------------          ------------

Commitments and Contingencies
Stockholders' Equity
-----------------------------
    Preferred Stock, $.001 par value, 1,000,000 shares
         authorized, none issued and outstanding

   Class A Common Stock, $.001 par value;
     15,000,000 shares authorized; 5,758,435
     and 5,636,484 shares issued and outstanding                   $      5,758          $      5,636
   Class B Common Stock, $.001 par value;
     2,200,000 shares authorized;
     1,200,000 shares issued and outstanding                              1,200                 1,200
   Additional Paid-In Capital                                        31,678,249            31,178,371
   Retained Earnings                                                 52,291,986            47,790,288
                                                                   ------------          ------------

                TOTAL STOCKHOLDERS' EQUITY                           83,977,193            78,975,495
                                                                   ------------          ------------

                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $317,233,422          $291,764,166
                                                                   ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                For The Nine Months Ended
                                                                      December 31,
                                                                 2001                 2000
                                                                 ----                 ----
Revenues                                                     $422,518,954          $407,567,839

Costs of Revenues                                             376,622,012           359,539,795
                                                             ------------          ------------
                Gross Profit                                   45,896,942            48,028,044
                                                             ------------          ------------

Operating Expenses
------------------

   Warehouse and Delivery                                       9,429,659            11,471,042
   Selling, General and Administrative                         16,225,349            14,847,784
                                                             ------------          ------------
         Total Expenses                                        25,655,008            26,318,826
                                                             ------------          ------------
         Income From Operations                                20,241,934            21,709,218
                                                             ------------          ------------

Other Charges
-------------

   Interest Expense                                            12,982,236            13,885,466
                                                             ------------          ------------
         Income From Operations Before Income Taxes             7,259,698             7,823,752
   Provision for Income Taxes                                   2,758,000             2,819,000
                                                             ------------          ------------
                NET INCOME                                   $  4,501,698          $  5,004,752
                                                             ============          ============



Earnings Per Common Share
-------------------------

         Basic                                               $        .65          $        .74
                                                             ============          ============

         Diluted                                             $        .64          $        .69
                                                             ============          ============

Common Shares Used in Computing Per Share Amounts
-------------------------------------------------

         Basic                                                  6,909,655             6,804,627
                                                             ============          ============

         Diluted                                                6,988,536             7,266,915
                                                             ============          ============

The accompanying notes are an integral part of these consolidated financial statements.


                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                For The Three Months Ended
                                                                       December 31,
                                                                 2001                 2000
                                                                 ----                 ----
Revenues                                                     $163,306,563          $140,652,706

Costs of Revenues                                             147,832,494           123,598,066
                                                             ------------          ------------
                Gross Profit                                   15,474,069            17,054,640
                                                             ------------          ------------

Operating Expenses
------------------

   Warehouse and Delivery                                       3,324,367             4,739,409
   Selling, General and Administrative                          5,137,853             4,973,489
                                                             ------------          ------------
         Total Expenses                                         8,462,220             9,712,898
                                                             ------------          ------------
         Income From Operations                                 7,011,849             7,341,742
                                                             ------------          ------------

Other Charges
-------------

   Interest Expense                                             3,787,327             5,562,001
                                                             ------------          ------------
         Income From Operations Before Income Taxes             3,224,522             1,779,741
   Provision for Income Taxes                                   1,233,000               669,000
                                                             ------------          ------------
                NET INCOME                                   $  1,991,522          $  1,110,741
                                                             ============          ============

Earnings Per Common Share
-------------------------

   Basic                                                     $        .29          $        .16
                                                             ============          ============

   Diluted                                                   $        .28          $        .16
                                                             ============          ============

Common Shares Used in Computing Per Share Amounts
-------------------------------------------------

   Basic                                                        6,958,435             6,836,484
                                                             ============          ============

   Diluted                                                      7,228,959             6,868,681
                                                             ============          ============

The accompanying notes are an integral part of these consolidated financial statements.


                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      For The Nine Months Ended
                                                                            December 31,
                                                                       2001                 2000
                                                                       ----                 ----
Cash Flows From Operating Activities
------------------------------------
     Net Income                                                  $  4,501,698           $  5,004,752

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

     Depreciation and Amortization                                  1,012,857              1,104,204
     Non-Cash Interest Expense                                        386,291                341,366

Decrease (Increase) In Assets and Liabilities:

         Accounts Receivable                                      (19,404,432)           (27,922,974)
         Inventories                                                4,388,951             (7,773,585)
         Prepaid Purchases and Other Assets                        (4,255,997)           (17,236,526)
         Accounts Payable and Accrued Expenses                      2,249,029              3,586,893
         Income Taxes Payable                                            - 0-             (2,566,969)
                                                                 ------------           ------------

                Net Cash Used In Operating Activities             (11,121,603)           (45,462,839)
                                                                 ------------           ------------

Cash Flows Used in Investing Activities
---------------------------------------

     Acquisition of Property and Equipment                         (2,859,406)              (922,397)
                                                                 ------------           ------------

Cash Flows From Financing Activities
------------------------------------

     Net Increase in Amounts Due Bank                              14,580,218             32,727,913
     Borrowings                                                     2,482,571             15,000,000
     Repayment of Debt                                             (1,416,918)            (1,603,255)
     Net Proceeds From Exercise of Options and Warrants                 - 0 -                260,283
                                                                 ------------           ------------

         Net Cash Provided By Financing Activities                 15,645,871             46,384,941
                                                                 ------------           ------------

                INCREASE (DECREASE) IN CASH                         1,664,862                   (295)


                CASH AT BEGINNING OF PERIOD                           263,774                 51,311
                                                                 ------------           ------------

                CASH AT END OF PERIOD                            $  1,928,636           $     51,016
                                                                 ============           ============


Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:

     Interest                                                    $ 13,566,920           $ 13,509,996
     Income Taxes                                                $    521,935           $  6,365,872

   Non-Cash Financing Activities:

     Common Stock Issued for Debt Repayment                      $    500,000           $    250,000

During the nine months ended December 31, 2001 and 2000, the Company issued notes for $5,168,938 and $15,000,000, respectively.

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

2. On September 4, 2001, the Company entered into a three year financing agreement with Congress Financial Corp. and Citibank N.A. for a $200,000,000 revolving credit facility. Interest is being charged at a rate of .25% per annum above the prime rate or at the Company's option 2.75% per annum above the Eurodollar rate. The credit facility is secured by all of the Company's assets. Certain officers of the Company have personally guaranteed the credit facility for a maximum of approximately $10,000,000. In addition, there are various financial covenants with which the Company must comply. At December 31, 2001, the Company was in compliance with all of these covenants.

3. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of operation periods presented herein.

                                                     Nine Months Ended                   Three Months Ended
                                                       December 31,                         December 31,
                                                    2001            2000               2001              2000
                                                    ----            ----               ----              ----
   Basic                                         6,909,655       6,804,627          6,958,435        6,836,484

   Effect of Dilutive Securities:
   Stock options                                    78,881         462,288            270,524           31,897
                                               -----------      ----------         ----------      -----------

   Diluted                                       6,988,536       7,266,915          7,228,959        6,868,381
                                                 =========       =========          =========        =========

   Potentially dilutive securities
    excluded from computation
    because they are anti-dilutive               4,111,585       1,402,240          1,522,150        4,440,150
                                                 =========       =========          =========       ==========

     Net income as presented in the consolidated statement of operations is used as the numerator in the EPS calculation for both the basic and diluted computations.

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES

4. During fiscal 2001, the Company issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, presently to be based on financial results for the years ending March 31, 2002 and 2003, to put the warrants to the Company after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Scholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordinated notes. Included in interest expense for the nine months ended December 31, 2001 is $462,216 representing such accretion. Included in interest expense for the three months ended December 31, 2001 is $154,072 representing such accretion.

     The value of these contingent put warrants has been reflected as a liability in the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants will be marked to market through earnings on a quarterly basis. The fair market value at December 31, 2001 of these warrants, calculated using the Black-Scholes Pricing Model, is $4,284,000. Interest expense for the nine months ended December 31, 2001 has been reduced by $75,925 representing the change in the value of these warrants from April 1, 2001 through December 31, 2001. Included in interest expense for the three months ended December 31, 2001 is $166,845 representing the change in value of these warrants from October 1, 2001 through December 31, 2001.

5. In accordance with EITF Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs", the Company's shipping and handling costs, billed to customers, are included in revenue. The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses. Shipping and handling billed to customers and included in revenues for the periods ended December 31, 2001 and 2000 was not material. Shipping and handling costs totaled approximately $2,512,012 and $3,645,516, for the nine months ended December 31, 2001 and 2000, respectively. Shipping and handling costs totaled approximately $879,680 and $1,399,712 for the three months ended December 31, 2001 and 2000, respectively.

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

     The EITF has reached a consensus on issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". The consensus provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Issue No. 00-25 will become effective in our fiscal 2002 fourth quarter. The Company does not anticipate the impact of adoption of the EITF to have an impact on its consolidated financial results.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective in fiscal year 2003 will have on its results of operations and financial position.

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

     Segment data for the nine months ended December 31, 2001 and 2000 was as follows:

                                          Wholesale       Pharmaceuticals
                                        Distribution        Distribution      Manufacturing    Consolidated
                                        ------------        ------------      -------------    ------------
Nine months ended December 31, 2001

  Revenue                               $256,559,989       $159,420,794     $  6,538,171        $422,518,954
  Depreciation and Amortization              796,685              9,647          206,525           1,012,857
  Income (Loss) From Operations
    Before Taxes                           5,089,703          4,318,682       (2,148,687)          7,259,698
  Segment Assets                         254,378,443         52,831,427       10,023,552         317,233,422

Nine months ended December 31, 2000

  Revenue                               $230,838,430       $168,085,392     $  8,644,017        $407,567,839
  Depreciation and Amortization              944,406             40,773          119,025           1,104,204
  Income (Loss) From Operations
    Before Taxes                           2,825,152          6,539,280       (1,540,680)          7,823,752
  Segment Assets                         242,433,311         57,932,965       12,340,158         312,706,434



         Segment data for the three months ended December 31, 2001 and 2000 was as follows:

                                          Wholesale       Pharmaceuticals
                                        Distribution        Distribution      Manufacturing    Consolidated
                                        ------------        ------------      -------------    ------------

Three months ended December 31, 2001

  Revenue                               $108,923,699        $52,214,625     $  2,168,239        $163,306,563
  Depreciation and Amortization              294,127              1,397           40,275             335,799
  Income (Loss) From Operations
    Before Taxes                           4,322,348            541,817       (1,639,643)          3,224,522
  Segment Assets                         254,378,443         52,831,427       10,023,552         317,233,422

Three months ended December 31, 2000

  Revenue                              $  76,337,279        $58,791,664     $  5,523,763        $140,652,706
  Depreciation and Amortization              333,499             13,591           39,675             386,765
  Income (Loss) From Operations
    Before Taxes                             171,332          1,928,707         (320,298)          1,779,741
  Segment Assets                         242,433,311         57,932,965       12,340,158         312,706,434


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

A.       RESULTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

          Revenues   for  the  nine  months   ended   December   31,  2001  were
          $422,518,954,   representing   a  3.7%   increase   over  revenues  of
          $407,567,839 for the nine months ended December 31, 2000.

          This increase in revenues was attributable to a blended increase in sales volume for the segments of the Company's business described below.

          Contributions to revenues by product segment were as follows:

          Sales of Allou Distributors, Inc., the Company's wholly-owned subsidiary, which distributes brand name health and beauty aids, prestige designer fragrances and nationally advertised non-perishable branded food products increased 11% when compared to sales in the same period of the prior year. This increase in revenues was attributable to an expanded customer base and an increase in same store sales, which together caused an increase in the volume of products sold.

          Sales of pharmaceutical products decreased 5.2% when compared to the same period of the prior year. This decrease in revenues is due to decreases in purchasing of pharmaceutical products during this period, which resulted from financing reductions of the Company's revolving credit facility in the earlier part of the year. This financing reduction was necessitated by the Company's former lenders in order to accommodate the Company's request for an extension to its revolving line of credit, which expired on May 7, 2001. The Company closed a $200 million revolving credit facility on September 4, 2001, with Congress Financial Corp. and Citibank, N.A. This new credit facility should, in the future, alleviate the causes that resulted in a shortfall of pharmaceutical sales in this period.

          Gross profit for the nine months ended December 31, 2001 was $45.9 million, representing a 4.4% decrease over gross profit of $48.0 million for the nine months ended December 31,2000. This decrease in gross profit as a percentage of revenues is due in part to promotional sales of pharmaceutical products that were subject to expire within six months. The Company determined that it was economically favorable to discount these products now rather than to wait for the expiration date before returning the expired products to the manufacturers. Also certain customers, requested, that their orders be shipped freight collect as opposed to prepaid freight. We were required to reduce their cost by the amount of prepaid freight. This caused a reduction in gross profits and corresponding reduction in warehouse and delivery expenses. Additionally, sales of pharmaceutical products have historically lower gross profit margins then either health and beauty aids or fragrances and cosmetics. Thus, as pharmaceutical products become a greater percentage of the company's sales the impact of such sales will result in lower blended gross profit margins. These factors caused a reduced gross profit percentage when compared to the same period in the prior year. However, as a result of these factors warehouse and delivery expenses for the nine months were reduced by approximately $2.0 million.

          Warehouse, delivery, selling, general and administrative expenses for the nine months ended December 31, 2001 decreased to $25.7 million from $26.3 million for the nine months ended December 31, 2000. Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of revenues to 6.1% for the nine months ended December 31, 2001, from 6.5% when compared to the same period of the prior year. This decrease as a percentage of revenues is due to in part to reduced freight costs and improved efficiencies in warehouse operations and reduced costs associated with outside bonded warehouses.

          Inventories decreased by approximately $4.4 million, or 2.5%, at December 31, 2001 when compared to the fiscal year ended March 31, 2001. This decrease in inventory was largely attributable to increased sales of fragrances during this period.

          Interest expense as a percentage of revenues for the nine months ended December 31, 2001 decreased by 0.34% when compared to the nine months ended December 31, 2000. This decrease was due to a decrease in interest rates offset by the accretion of discounts associated with the original value of the warrants associated with the subordinated debt offset partially by the change in the fair value of the warrants based on the Black-Scholes calculation method which for the nine months was negative. As of December 31, 2001, the fair market valuation for the Company's warrants were $4.3 million.


          Net income for the nine months ended December 31, 2001 was $4,501,698. For the same period in the prior year net income was $5,004,752.

          FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

          Revenues  for  the  three   months   ended   December  31,  2001  were
          $163,306,563 million, representing a 16.1% increase over revenues of $140,652,706 million for the three months ended December 31, 2000.

          This increase in revenues was attributable to an increase in sales volume for certain segments of the Company's business described below, an expanded customer base and an increase in same store sales, which together caused an increase in the volume of products sold.

          Contributions to this increase in revenues by product segment were as follows:

          Sales of Allou Distributors, Inc., the Company's wholly-owned subsidiary, which distributes brand name health and beauty aids, prestige designer fragrances, nationally advertised non-perishable branded food products increased 43% when compared to sales in the same period of the prior year, due to an increase in the sales of health and beauty aids and prestige designer fragrances.

          Sales of pharmaceutical products decreased 11% when compared to the same period of the prior year. This is largely due to financial constraints placed on the Company by its former lender, which caused the Company to acquire fewer pharmaceutical products resulting in reduced sales.

          Gross profit as a percentage of revenues was 9.5 % for the three months ended December 31, 2001 when compared to 12.1% for the three months ended December 31, 2000.

          Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of revenues to 5.2% for the three months ended December 31, 2001 from 6.9% when compared to the same period of the prior year. This decrease in operating expenses is due to improved efficiencies in our warehouse operations.

          Interest expense as a percentage of revenues for the three months ended December 31, 2001 decreased to 2.3% from 4.0% when compared to the same period of the prior year. This was a result of a reduced rate of interest charged by our lending institutions. Additionally, the accretion of discounts associated with the original warrants issued in connection with the Company's subordinated debt and the change in the fair value of the warrants based on the Black-Scholes calculation method, which for the current quarter, was negative. As of December 31, 2001, the fair market valuation for the Company's warrants were approximately $4.3 million.

          Net income for the three months ended December 31, 2001 was $1,991,522, representing a 79% increase over net income of $1,110,741 for the comparable period in 2000. The increase in net income was due primarily for the reasons discussed above.

          LIQUIDITY AND CAPITAL RESOURCES.

          The Company meets its working capital requirements from internally generated funds and from a financing agreement entered into on September 4, 2001 with a consortium of banks led by Congress Financial Corporation and Citibank, N.A. for financing the Company's accounts receivable and inventory. As of December 31, 2001, the Company had $185,255,038 outstanding under its $200 million bank line of credit. The loan is secured by substantially all of the Company's assets and the assets of the Company's subsidiaries. Interest on the loan balance is payable at .25% per annum above the prime rate or 2.75% per annum above the Eurodollar rate at the option of the Company. The effective rate of interest for this period was 5.2%. The Company utilizes cash generated from operations to reduce short-term borrowings, which in turn acts to increase loan availability consistent with the Company's financing agreement. During the second quarter of fiscal year 2000 ended September 30 the Company issued to RFE Investment Partners an institutional investor $15,000,000 principal amount of 12% senior subordinated notes due 2005 and seven year warrants exercisable to purchase 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The warrants are subject to a future put option; under certain circumstances, as defined, the investor has the right to put the warrants to Allou after year five at a price of $8.00 per warrant.

          The Company's accounts receivable increased to $104,984,166 as of December 31, 2001 from $103,776,932 at December 31, 2000, representing an increase of 1.2%. This increase in accounts receivable was due to increased sales.

          The Company has minimal capital investment requirements and any significant capital expenditures are financed through long-term lease agreements that would not adversely impact cash flow. The Company believes its internally generated funds and its current and future bank line of credit will be sufficient to meet its anticipated cash and capital needs through the period ending, December 31, 2002.

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

          In August 2001, the Financial Accounting standards board issued SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for our fiscal year ending March 31, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's principal financial instrument is a three-year revolving credit agreement that it entered into on September 4, 2001 and which will expire on September 3, 2004. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under its revolving credit agreement changes in these factors cause fluctuations in the Company's net income and cash flows the agreement allows the Company maximum borrowings of $200 million. The Company also has a term loan of $15 million, under a subordinated debt agreement at December 31, 2001 approximately $185.3 million was outstanding under the revolving credit agreement. The agreement bears interest at the bank's base rate of 1/4 of 1% above the prime rate or 2.75% above the Eurodollar rate at the Company's option. If the amount owing under the company's revolving credit agreement remained at the current quarter level for an entire year and the prime rate increased or decreased respectively, by 1% then the Company would pay or save, respectively, an additional$1.8 million in interest that year.

          The Company entered into a 5-year term loan in the form of subordinated debt during the second quarter of fiscal year 2000 ended September 30. The Company issued to RFE Investment Partners, an institutional investor, 15,000,000 principal amount of 12% Senior Subordinated notes due 2005 and seven year warrants exercisable to purchase 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The warrants are subject to a put option under which the investor has the right to put the warrants to Allou, under certain circumstances defined after five years at a price of $8.00 per warrant. The value of the warrants are marked to market, with the change in fair value reflected in earnings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

              None.

Item 2.  Changes in Securities and Use of Proceeds

              None.

Item 3.  Defaults Upon Senior Securities

              None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 15, 2001, the Company's annual meeting of stockholders was held (the "Meeting"). At the Meeting, the stockholders approved the following two matters:

         First, the election of Messrs. Victor Jacobs, Herman Jacobs, David Shamilzadeh, Jack Jacobs, Sol Naimark, Jeffrey Berg and Stuart Glasser as directors of the Company to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified. The number of votes cast for or withheld was as follows:

                                                      VOTES
                                                      -----

                                          FOR                    WITHHELD
                                          ---                    --------
Victor Jacobs                          10,804,524                122,881
Herman Jacobs                          10,805,282                122,123
David Shamilzadeh                      10,807,033                120,372
Jack Jacobs                            10,805,444                121,961
Sol Naimark                            10,844,244                 83,161
Jeffrey Berg                           10,844,387                 83,018
Stuart Glasser                         10,844,387                 83,018


         Second, the ratification of the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 2002. There were 10,912,755 votes cast "for" the matter, 45,650 votes cast "against" the matter and 4,875 abstentions.


Item 5.  Other Information

              None.

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

         On October 5, 2001, the Company filed a report on Form 8-K, announcing that it had issued a press release relating to the rescheduled date for the Meeting.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       /s/ David Shamilzadeh
                                       ----------------------------------------
                                       David Shamilzadeh
                                       President, Principal Financial Officer
                                       and Principal Accounting Officer


Dated:  February 14, 2002