Form 10-K
period 2002-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2002-07-15
CIK 846538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002.

                         Commission file number 1-10340

                        ALLOU HEALTH & BEAUTY CARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                    11-2953972
--------------------------------            --------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

50 EMJAY BOULEVARD, BRENTWOOD, NEW YORK                   11717
---------------------------------------            -------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (631) 273-4000
               Registrant's Telephone Number, Including Area Code

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------
     Class A Common Stock,                     American Stock Exchange
  par value $.001 per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

     The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on June 25, 2002 was $46,521,488. Such aggregate market value is computed by reference to the closing sales price of the Class A Common Stock on such date. For purposes of this calculation, the registrant has excluded the Class B Common Stock, which is held primarily by affiliates and is not publicly-traded.

     As of the close of business on June 25, 2002, there were outstanding 6,104,300 shares of the registrant's Class A Common Stock and 1,200,000 shares of the registrant's Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement relating to the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================


                                             TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Cautionary Statement.......................................................................................1

                                                        PART I

Item 1.    Business........................................................................................1
Item 2.    Properties......................................................................................6
Item 3.    Legal Proceedings...............................................................................6
Item 4.    Submission of Matters to a Vote of Security Holders.............................................6

                                                       PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...........................7
Item 6.    Selected Financial Data.........................................................................9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........11
Item 8.    Financial Statements and Supplementary Data....................................................18
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........18

                                                       PART III

Item 10.   Directors and Executive Officers Of the Registrant.............................................19
Item. 11.  Executive Compensation.........................................................................19
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................19
Item 13.   Certain Relationships and Related Transactions.................................................19

                                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................19


     UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "WE," "US," "OUR," "ALLOU" OR THE "COMPANY" INCLUDE ALLOU HEALTH & BEAUTY CARE, INC. AND OUR SUBSIDIARIES.

                              CAUTIONARY STATEMENT

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, in particular "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 1. Business" are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements, which may include words such as "expect," "believe, "anticipate," "estimate," "plan," "project," "strategy" and "intend," involve certain known and unknown risks, uncertainties and other factors that may cause the statements to be materially different from actual future results. These factors include, among others: the competitive environment in the consumer health and beauty aids products industries; the availability of financing to fund the anticipated growth of our business; changes in consumer preferences and demographics; and the integration of any acquired business and operations.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     We distribute consumer personal care products and prescription pharmaceuticals on a national basis. We also manufacture upscale hair and skin care products for sale under private labels. Our consumer personal care products distribution business includes prestige brand name designer fragrances, brand name health and beauty aids products and non-perishable packaged food items. Our prescription pharmaceuticals distribution business includes both brand name and generic pharmaceutical products.

     We distribute approximately 22,000 SKUs of branded consumer products to approximately 4,200 independent retailers, and to over 140 national mass merchandisers including Sears Roebuck & Co., Wal-Mart, J.C. Penney, Target, CVS, and Walgreens. We believe that products distributed by us are sold in a total of over 15,000 retail stores. In the three fiscal years since the fiscal year ended March 31, 1999, our revenues have grown by approximately 69% through internal growth and strategic acquisitions, which have enabled us to expand our product offerings, enter into new geographic markets, add new customers and cross-sell existing and new product lines to our diversified customer base.

DISTRIBUTION OF PRODUCTS

     Distribution of Consumer Personal Care Products.

     In our consumer personal care products distribution business, we distribute three principal categories of products:

     o    fragrances;

     o name brand health and beauty aids and health and beauty aids under our Allou brand; and

     o    non-perishable food items.

     In addition, we manufacture and distribute upscale hair and skin care products.

     We distribute approximately 7,000 brands of prestige designer fragrances of many large manufacturers which include Ralph Lauren, Calvin Klein and Chanel. See "Manufacturers and Suppliers". We distribute approximately 8,000 brand name health and beauty aids products by such manufacturers as Colgate Palmolive, Clairol, Procter & Gamble, Johnson & Johnson and Gillette. See "Manufacturers and Suppliers". We also distribute nail polish, toothpaste, petroleum jelly and other health and beauty aids products manufactured by others and sold under our Allou brand label.

     We sell non-perishable packaged food items, which we purchase almost exclusively at discount prices from major food companies. This product line requires little additional operating costs to us because these items generally are pre-sold and drop-shipped directly to our customers from the vendors.

     Some of the fragrance and cosmetic brands that we distribute are:

         o   Polo                          o      Revlon
         o   Eternity                      o      Maybelline
         o   Hugo                          o      Lancome

     Some of the fragrance and cosmetic products that we distribute are:

         o   Perfume                       o      Eyeshadow
         o   Cologne                       o      Lipstick
         o   Nail Polish                   o      Mascara

     Some of the health and beauty aids brands that we distribute are:

         o   Pantene Pro-V shampoo         o      Colgate toothpaste
         o   Johnson's Baby Lotion         o      Rave hairspray
         o   Gillette Mach 3 razors        o      Vaseline Intensive Care lotion

         Some of the health and beauty aids products that we distribute are:

         o   Antacids                      o      Oral Antiseptics and Sprays
         o   Baby Care                     o      Deodorants
         o   Cough and ColdRemedies        o      Shampoos

     Distribution of consumer personal care products accounted for approximately 72% of our revenues during the fiscal year ended March 31, 2000, 57% of our revenues for the fiscal year ended March 31, 2001 and 59% of our revenues during the fiscal year ended March 31, 2002.

     Distribution of Prescription Pharmaceuticals.

     We purchase approximately 4,000 branded pharmaceuticals from manufacturers such as Pfizer, Eli Lilly, Merck and Glaxo. We also distribute 3,000 generic prescription pharmaceutical products which are purchased from manufacturers such as Schein Pharmaceuticals, Inc., Barre National, Inc., and Sidmak Laboratories, Inc.

     During fiscal 1994, we acquired the capital stock of M. Sobol, Inc., which is a manufacturers' distributor of branded prescription pharmaceuticals. M. Sobol, Inc. was founded in 1928 and currently distributes pharmaceuticals to approximately 700 independent pharmacies in the Northeast.

     During fiscal 2000, we acquired the assets of Tri-State Pharmaceutical Consultants, Corp. a national distributor of branded and generic pharmaceuticals. Tri-State was founded in 1995 and currently distributes pharmaceuticals to national chains such as Rite Aid and wholesalers such as McKesson.

     Distribution of prescription pharmaceutical products accounted for approximately 26% of our revenues during the fiscal year ended March 31, 2000, 42% of our revenues during the fiscal year ended March 31, 2001 and 40% of our revenues during the fiscal year ended March 31, 2002.

     Manufacturing and Distribution of Hair and Skin Care Products.

     During fiscal 1996, we purchased selected assets of Russ Kalvin, Inc. This acquisition has enabled us to manufacture and distribute salon quality hair and skin care products to national mass merchandisers and independent retailers. Since 1998, we have manufactured private label upscale hair and skin care products for J.C. Penney, Bath and Body Works, Sears Roebuck & Co. and other specialty retailers. In addition, we manufacture a proprietary line of hair care and skin care products which we market under the Russ Kalvin generic brands. This business generates substantially higher gross profit margins than our distribution business.

     Manufacture and distribution of hair and skin care products accounted for approximately 2% of our revenues during the fiscal year ended March 31, 2000, 1% of our revenues during the fiscal year ended March 31, 2001 and 1% of our revenues during the fiscal year ended March 31, 2002. Revenues from prior years were not material.

MANUFACTURERS AND SUPPLIERS

     The products we distribute are manufactured and supplied by independent foreign and domestic companies. Many of these companies also manufacture and supply health and beauty aids products, fragrances and cosmetics for many of our competitors. We purchase approximately 8,000 brand name health and beauty aids products from such manufacturers as Procter & Gamble, Johnson & Johnson and Gillette. We also purchase approximately 7,000 fragrance and cosmetic products directly from manufacturers such as Coty and Revlon and from secondary sources. We purchase approximately 4,000 branded pharmaceuticals and 3,000 generic prescription pharmaceuticals from manufacturers such as Pfizer, Eli Lilly, Schein Pharmaceuticals, and Barre National. Additionally, we purchase non-perishable packaged food items from manufacturers such as General Mills, General Foods and Nabisco. We contract with manufacturers to produce the products which carry our Allou name brand and we manufacture our proprietary line of Russ Kalvin generic brand hair and skin care products through our wholly-owned subsidiary, Allou Personal Care Corp.

     We typically purchase health and beauty aids and pharmaceuticals from manufacturers on open accounts which are payable in 30 days and may receive discounts of up to 2% for early payments. As is customary in the industry, we prepay certain suppliers for products that we purchase at deep discounts. These types of purchases are opportunistic and highly dependent upon availability and price. If the products for which we have prepaid and ordered are not shipped to us, there could be an adverse effect on our operations. To date, we have not suffered any such adverse effect. In addition, we may return health and beauty aids and prescription pharmaceutical products to our suppliers for full credit if the products are damaged, their shelf life has expired, or they are otherwise not saleable.

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

     Under existing court decisions, there are variations in the extent to which trademark laws, copyright laws and customs regulations may restrict the importation of trademarked or copyright fragrance products through those distributors who divert prestige products to the United States without the consent of the trademark or copyright owner. As is customary in the industry, we purchase a substantial portion of our fragrance products from secondary sources. In addition, from time to time, we may take advantage of favorable buying opportunities and purchase limited amounts of health and beauty aids products from secondary sources. There can be no assurance that these sources of product will be available in the future or that we may not become the subject of legal action arising from our buying activities with respect to these products. To date, we have not been the subject of any such legal action.

     We have had long-term relationships with most of our suppliers. As is customary in our industry, we have not entered into written agreements with most of our suppliers. However, we believe that our relationships with our suppliers are good. We have not experienced any interruptions in the supply of products that have resulted in a material adverse effect on our operations.

MARKETING AND SALES

     Sales are made by our in-house sales staff consisting of telemarketing professionals. We pay our in-house sales persons a base salary plus a commission based on sales and gross margins. Sales are also made by sales account representatives who make on-site visits to our customers.

     We publish a monthly health and beauty aids catalogue and a quarterly fragrance catalogue containing order forms, product descriptions, the manufacturer's suggested retail price and net cost per unit or per dozen. These catalogues are mailed to each of our active customers. They also help serve the advertising needs of the manufacturers who provide us with rebates that have historically paid for the full cost of preparing, printing and mailing the catalogues. In addition to the catalogues, we frequently supply our customers with flyers advising them of items that are being sold at a discount. The sale of fragrances nationally to independent stores is handled exclusively by mail order through the catalogues.

OPERATIONS

     We maintain a facility in Brentwood, New York of approximately 157,000 square feet that includes warehouse space and our sales and administrative offices. The warehouse typically contains, on a blended basis, inventory for approximately four months of distribution to customers. We maintain these levels of inventory in order to provide our customers with the convenience of one stop shopping privileges. We use a computerized data base system which enables our management to monitor sales, purchases and inventory status. Historically, we have not experienced problems with product shelf lives, because most products we sell are not perishable. Those products that are perishable generally can be returned to the manufacturer if they are not sold by the expiration date. We also lease a facility in Saugus, California of approximately 52,800 square feet and a facility in Miami, Florida of approximately 10,000 square feet. See "Item
2. Properties".

     We contract with local carriers and independent trucking agents to make deliveries to our customers. A customer order will generally be shipped within 48 hours from the time it is placed.

     Work in the warehouse is cyclical and workers are trained in several tasks so that they can be rotated to fill the jobs where they are most needed.

     We have positioned ourselves to market and manufacture quality hair and skin care products to major retailers such as J.C. Penney, Bath and Body Works, Sears Roebuck, & Co. and other specialty retailers. In addition, we have 52,800 square feet of leased space in Saugus, California which is used to manufacture and distribute upscale private label hair and skin care products for major retailers.

MANAGEMENT INFORMATION AND CONTROL SYSTEM

     We use a proprietary, computerized database management system that collects, integrates and analyzes data concerning sales, order processing, shipping, purchases, receiving, inventories and financial reporting. At any given time, we are able to determine the quantity of each item in inventory by brand, style, cost, list price and other characteristics. The computerized system enables us to better manage our inventories. It keeps a running inventory of goods on hand for each item we distribute. When the inventory of any item drops to a certain pre-set level, a purchase order for a set number of additional units of the item is automatically written and, after being reviewed by management, is sent directly to the manufacturer.

     Our system also provides our telemarketing professionals with immediate product availability and gross margin information on-screen when receiving customer orders. This system allows us to provide our customers with real-time inventory and pricing information and to ship orders within 48 hours of receipt, which allows our customers to better manage their inventory.

     We have engaged J.D. Edwards & Company, a software technology provider, to upgrade our EDP systems. The implementation of this technology will provide the technological infrastructure required to meet our goals for future growth.

COMPETITION

     The distribution of consumer personal care products and the distribution of prescription pharmaceutical products are both extremely competitive businesses. Among others, our competitors include pharmaceutical wholesalers who carry consumer personal care products as an accommodation for their customers. Many of these wholesalers have greater financial and other resources than we do. However, to our knowledge, there is no significant competitor that distributes to its customers the assortment of consumer personal care products (including fragrances, cosmetics and health and beauty aids products) that we distribute. We believe that we compete on the basis of price and on the basis of the services we provide to our customers, which include quick delivery and low minimum order requirements. In order to maintain our margins, we compete to obtain our fragrances and cosmetics at the best possible prices from manufacturers and importers who also supply competing distributors and sell directly to retailers.

     In addition, we face intensive competition with respect to marketing our own brand of Allou health and beauty aids products and the Russ Kalvin generic brand of hair and skin care products. We compete with major health and beauty aids companies, as well as hair and skin care companies who have well-established product lines, spend large sums for advertising and marketing and have far greater financial and other resources than we do. We also compete with these companies for shelf space and product placement in various retail outlets.

EMPLOYEES

     As of March 31, 2002, we employed approximately 300 persons on a full time basis, including 5 in executive positions, 13 in purchasing, 51 in marketing and sales, 89 in administration and accounting and 142 in warehouse and receiving. Some of our sales personnel are partially paid on a commission basis. During peak selling seasons we also employ part-time personnel.

     We are a party to a collective bargaining agreement expiring December 14, 2003 with the National Organization of Industrial Trade Unions that covers 85 of our warehouse and receiving employees. We have not experienced any work stoppages. We believe our relations with our employees are satisfactory.

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

GOVERNMENT REGULATION

     The United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act regulate the purity and packaging of health and beauty aids products and fragrances and cosmetic products. Similar statutes are in effect in various states. Manufacturers and distributors of health and beauty aids products are also subject to the jurisdiction of the Federal Trade Commission with respect to matters such as advertising content and other trade practices. To our knowledge, we only distribute products produced by manufacturers who comply with these regulations and who periodically submit their products to independent laboratories for testing. However, the failure by our manufacturers or suppliers to comply with applicable government regulations could result in product recalls that could adversely affect our relationships with our customers. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

     Some of the products that we manufacture contain alcohol and certain active ingredients that are regulated by the Bureau of Alcohol, Tobacco and Firearms and the Food and Drug Administration. We have obtained the appropriate licenses from these agencies in order to comply with all applicable regulations.

ITEM 2.   PROPERTIES.

     We lease approximately 157,000 square feet of space for our principal executive offices, warehouse and distribution facilities, and sales headquarters in the Brentwood Industrial Park, 50 Emjay Boulevard, Brentwood, New York 11717. We have a ten-year lease which expires on May 31, 2005 and includes a five-year option for renewal. The base annual rental of the property is approximately $500,000, with additional charges for insurance, fuel and taxes and increases during the initial term of the lease. We also lease approximately 52,800 square feet of space in Saugus, California to manufacture and distribute hair and skin care products. This space is leased through two leases. One lease, covering approximately 27,800 square feet, expires on September 30, 2010, with a ten-year option for renewal at a base annual rental of approximately $333,173 with additional charges for insurance, fuel, taxes and increases during the initial term of the lease. The other lease, covering approximately 25,000 square feet, expires on May 31, 2010, with a ten-year option for renewal at a base annual rental of approximately $108,000, with an additional surcharge of $2,000 per month from May 2001 to April 2003 and additional charges for insurance, fuel, taxes and increases during the initial term of the lease. We also lease 10,000 square feet of space in Miami, Florida, which expires on April 30, 2003 at a base annual rent of approximately $156,000 for warehousing and distribution purposes.

ITEM 3.   LEGAL PROCEEDINGS.

     We are a party to a number of legal proceedings, all of which are routine litigation incidental to our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year covered by this annual report on Form 10-K, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

     Our Class A Common Stock is listed on the American Stock Exchange under the symbol "ALU". There is no established public trading market for our Class B Common Stock.

     The following table sets forth the quarterly high and low sales price of the Class A Common Stock during our last two fiscal years:

                                                     HIGH             LOW
                                                     ----             ---
FISCAL YEAR ENDING MARCH 31, 2001:

Quarter ending June 30, 2000........................$8.250          $5.625
Quarter ending September 30, 2000................... 7.312           5.125
Quarter ending December 31, 2000.................... 5.500           3.125
Quarter ending March 31, 2001....................... 5.750           3.375

                                                     HIGH             LOW
                                                     ----             ---
FISCAL YEAR ENDING MARCH 31, 2002:

Quarter ending June 30, 2001........................$4.950          $3.160
Quarter ending September 30, 2001................... 4.550           3.050
Quarter ending December 31, 2001.................... 5.950           3.210
Quarter ending March 31, 2002....................... 7.500           5.400

Holders
-------

     As of June 25, 2002, there were sixty-eight (68) holders of record of our Class A Common Stock and four (4) holders of record of our Class B Common Stock. Based upon conversations with brokers, management believes that there are in excess of 1,000 beneficial owners of the Class A Common Stock.

Dividends
---------

     We have not paid a dividend on our shares of Class A Common Stock or Class B Common Stock and have no present expectation of doing so in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     During fiscal 2001, we issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of our Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to an increase if we meet certain earnings and revenue targets. In the event that these warrants have not been converted to Common Stock, the investor may have the right, under certain circumstances which are based on financial results for the year ending March 31, 2003, to put the warrants to us after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Scholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt and this discount is being accreted over the life of the subordinated notes. Included in interest expense for fiscal 2002 is $616,288, representing such accretion.

     We have issued the following number of shares of Class A Common Stock, on the following dates, to Tri-State Pharmaceutical Consultants Corp. as partial consideration for our purchase of certain assets:

               Shares                                  Date
               ------                                  ----

               75,472                             March 3, 2000

               34,771                             July 17, 2000

               121,951                            July 16, 2001

     The issuance and sale of the securities set forth above are exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 6.         SELECTED FINANCIAL DATA.


                                                              Years Ended March 31,

                                       2002           2001           2000            1999            1998
                                   ----------     ----------    -----------      ----------      ----------
Revenues                           $  564,151     $  548,147    $   421,047      $  334,175      $  301,092
Costs of revenues                     500,890        482,590        367,964         289,637         262,237
                                   ----------     ----------    -----------      ----------      ----------

Gross profit                           63,261         65,557         53,083          44,538          38,855
Warehouse and delivery expense         12,918         15,121         12,307          10,279           9,288
Selling, general and
 administrative expense                23,066         21,946         18,520          14,707          13,264
                                   ----------     ----------    -----------      ----------      ----------

Income from operations                 27,277         28,490         22,256          19,552          16,303
Interest and other                     16,370         24,444         10,874           9,647           8,470
                                   ----------     ----------    -----------      ----------      ----------

Income before income taxes             10,907          4,046         11,382           9,905           7,833
                                   ----------     ----------    -----------      ----------      ----------
Discontinued operations, net
 of income taxes                            -              -          7,916          (4,599)           (576)
                                   ----------     ----------    -----------      ----------      ----------
Net income                         $    6,590     $    2,458    $    14,959      $    1,348      $    4,280
                                   ==========     ==========    ===========      ==========      ==========
Net income per common share
Basic:
Operations                         $      .95     $      .36    $      1.05      $      .98      $      .84
Discontinued operations                     -              -           1.17            (.76)           (.10)
                                   ----------     ----------    -----------      ----------      ----------
                                   $      .95     $      .36    $      2.22      $      .22      $      .74
                                   ==========     ==========    ===========      ==========      ==========
Diluted:
Operations                         $      .91     $      .34    $       .97      $      .87      $      .81
Discontinued Operations                     -              -           1.08             (67)           (.09)
                                   ----------     ----------    -----------      ----------      ----------
                                   $      .91     $      .34    $      2.05      $      .20      $      .72
                                   ==========     ==========    ===========      ==========      ==========
-----------------------------------------------------------------------------------------------------------


BALANCE SHEET DATA:

                                                                As of March 31,
                                       2002           2001           2000            1999            1998
                                   ----------     ----------    -----------      ----------      ----------
Cash                               $     1,246    $       264   $         51     $      400      $       47
Working capital                         90,091         83,412         64,725         52,192          43,959
Total assets                           324,941        291,764        259,219        219,907         178,384
Total long-term liabilities             19,801         17,697          1,640            724           1,354
Total liabilities                      237,421        212,789        183,062        159,571         125,771
Stockholders' equity                    87,520         78,975         76,157         60,336          52,613
-----------------------------------------------------------------------------------------------------------

--------------------

(1) As a result of our sale of our majority interest in The Fragrance Counter Inc., the statements of income for the prior years have been restated to segregate the net results of continued and discontinued operations.

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)


                                       First              Second              Third             Fourth
                                      Quarter             Quarter            Quarter            Quarter               Total

Year ended
March 31, 2002
--------------

Revenues                          $110,230,491       $148,981,900        $163,306,563      $141,632,306        $564,151,260
Net income (loss)                 $    274,425       $  2,235,751        $  1,991,522      $  2,087,960        $  6,589,658
                                  ============       ============        ============      ============        ============
Earnings per common share -
   Basic                                 $ .04              $ .32               $ .29             $ .29               $ .94
                                         -----              -----               -----             -----               -----
Earnings per common share -
   Diluted                               $ .04              $ .32               $ .28             $ .24               $ .88
                                         -----              -----               -----             -----               -----

------------------------------------------------------------------------------------------------------------------------------
Year ended
March 31, 2001
--------------

Revenues                          $134,664,654       $132,250,479        $140,652,706      $140,579,114        $548,146,953
Net income (loss)                 $  2,088,762       $  1,805,248        $  1,110,741      $ (2,546,384)       $  2,458,367
                                  ============       ============        ============      ============        ============
Earnings per common share -
    Basic                                $ .31              $ .27               $ .16            $ (.38)              $ .36
                                         -----              -----               -----            -------              -----
Earnings per common share -
   Diluted                               $ .29              $ .24               $ .16            $ (.35)              $ .34
                                         -----              -----               -----            -------              -----


     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     We distribute consumer personal care products and prescription pharmaceuticals on a national basis. We also manufacture upscale hair and skin care products for sale under private labels. Our consumer personal care products distribution business includes prestige brand name designer fragrances, brand name health and beauty aids products and non-perishable packaged food items. Our prescription pharmaceuticals distribution business includes both brand name and generic pharmaceutical products. In the three fiscal years since the fiscal year ended March 31, 1999, our revenues have grown by approximately 69% through internal growth and strategic acquisitions, which have enabled us to expand our product offerings, enter into new geographic markets, add new customers and cross-sell existing and new product lines to our diversified customer base.

     Distribution of consumer personal care products accounted for approximately 72% of our revenues during the fiscal year ended March 31, 2000, 57% of our revenues for the fiscal year ended March 31, 2001 and 59% of our revenues during the fiscal year ended March 31, 2002. Distribution of prescription pharmaceutical products accounted for approximately 26% of our revenues during the fiscal year ended March 31, 2000, 42% of our revenues during the fiscal year ended March 31, 2001 and 40% of our revenues during the fiscal year ended March 31, 2002. Manufacture and distribution of hair and skin care products accounted for approximately 2% of our revenues during the fiscal year ended March 31, 2000, 1% of our revenues during the fiscal year ended March 31, 2001 and 1% of our revenues during the fiscal year ended March 31, 2002.

     Our operating results for fiscal years 2000, 2001 and 2002 expressed as a percentage of sales were as follows:

                                                     FISCAL YEAR ENDED MARCH 31
                                                     --------------------------

                                                    2002        2001       2000
                                                    ----        ----       ----
                                                             (Audited)
    Net sales                                      100.0%      100.0%     100.0%
    Costs of goods sold                             88.8        88.0       87.4
    Gross profit                                    11.2        12.0       12.6
    Warehouse & delivery expenses                    2.3         2.8        2.9
    Selling, general and administrative expenses     4.1         4.0        4.4
    Operating income                                 4.9         5.2        5.3
    Net interest expense                             2.9         3.4        2.6
    Provision for losses on asset impairments        -           1.0        -
    Total other expense, net                         2.9         4.5        2.6
    Income before income tax                         2.0         0.7        2.7
    Income tax provision                             0.8         0.3        1.0
    Gain from discontinued operations                -           -          1.9
    Net income                                       1.2%        0.4%       3.6%

FISCAL 2002 COMPARED TO FISCAL 2001

     Revenues. Our sales are composed almost entirely of sales of prestige brand name designer fragrances, brand name health and beauty aids products, prescription pharmaceuticals, non-perishables packaged food items, and upscale hair and skin care products. Revenues for the fiscal year ended March 31, 2002 increased $16.0 million to $564.1 million, representing a 3.0% gain as compared to revenues of $548.1 million for the fiscal year ended March 31, 2001. This increase resulted from increased revenues from most segments of our business, as described below. Distribution of prescription pharmaceutical products for the fiscal year ended March 31, 2002, however, decreased $12.2 million to $224.7 million. The increased demand for our products resulted from increases in same store sales. We made no acquisitions during the fiscal year ended March 31, 2002.

     Contributions to the increase in revenues during this period by product segment are as follows. Sales of Allou Distributors, Inc., our wholly-owned subsidiary which distributes brand name health and beauty aids, prestige designer fragrances and non-perishable food products, increased 5.9% in fiscal 2002 compared to fiscal 2001, due to increases in same store sales. Sales of prescription pharmaceuticals decreased .07% in fiscal 2002 when compared to fiscal 2001. This decrease in revenues is due to decreases in purchasing of pharmaceutical products during the first half of fiscal 2002, which resulted from financing reductions in the earlier part of the year in our former revolving credit facility with a consortium of banks led by Fleet Capital Corp. This financing reduction was required by our former lenders in order to accommodate our request for an extension to the former revolving credit facility which expired on May 7, 2001. We closed a new $200 million revolving credit facility on September 4, 2002 with a consortium of banks led by Congress Financial Corporation and Citibank, N.A. This new credit facility permitted us to resume our normal level of pharmaceutical purchases, which in turn has alleviated the shortfall of related sales in this period. Sales of products manufactured by us ("Manufacturing Sales") increased 2.7% in fiscal 2002 when compared to fiscal 2001. Manufacturing Sales are not material.

     Gross Profit. Gross profit for the fiscal year ended March 31, 2002 was $63.3 million representing a $2.3 million decrease over gross profit of $65.6 million for the fiscal year ended March 31, 2001. This decrease in gross profit is due in part to promotional sales of pharmaceutical products that were subject to expire within six months. We determined that it was economically favorable to discount these products rather than to wait for the expiration date before returning the expired products to the manufacturers. Also, certain customers requested that their orders be shipped at their own cost. We typically pay freight charges and add the charge to the customer invoice. The request by certain customers to directly pay their freight charges caused a reduction in the selling price for these products by the amount of the freight charges. This reduction in selling price caused a reduction in gross profit and a corresponding reduction in warehouse and delivery expenses, with no effect on net income. Additionally, sales of pharmaceutical products have historically lower gross profit margins than health and beauty aids, fragrances or cosmetics. Thus, as pharmaceutical products become a greater percentage of our sales, the impact of such sales will result in lower blended gross profit margins. Sales of prescription pharmaceuticals, however, decreased .07% in fiscal 2002 when compared to fiscal 2001.

     Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, delivery, selling, general and administrative expenses for the fiscal year ended March 31, 2002 decreased $1.1 million to $36 million from $37.1 million in the prior year. This reduction resulted from a $2.2 million reduction in warehouse and delivery expenses, from $15.1 million in fiscal 2001 to $12.9 million in fiscal 2002, partially offset by a $1.2 million increase in selling, general and administrative expenses. Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of revenues to 6.4% for the fiscal year ended March 31, 2002 from 6.8% in the prior fiscal year. This decrease as a percentage of revenues is due to in part to reduced freight costs and improved efficiencies in warehouse operations and reduced costs associated with an outside bonded warehouse.

     Interest Expense. Interest expense as a percentage of revenues for the fiscal year ended March 31, 2002 decreased to 2.9% from 3.4% for the same period in the prior year. This decrease was due to a decrease in interest rates offset by both the accretion of the discount to the subordinated debt, and the change in the fair market value of the warrants, which are being valued using the Black-Scholes Pricing Model. Included in interest expense for the fiscal year ended March 31, 2002 was $179,075, which represented the change in the value of these warrants. As of March 31, 2002, the fair market value for our warrants was $4,539,000.

     Net Income. Our net income for the fiscal year ended March 31, 2002 increased $4.1 million to $6.6 million, or 164%, as compared to $2.5 million for the fiscal year ended March 31, 2001. This increase in net income is due in part to a decrease in operating expenses, a reduction in interest expense and the absence of a loss on interest in internet investments which last year totaled $5.6 million.

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenues. Revenues for the fiscal year ended March 31, 2001 increased $127.1 million to $548.1 million, representing a 30.2% gain as compared to revenues of $421.0 million for the fiscal year ended March 31, 2000. This increase resulted from a blended increase in revenues from the segments of our business, as described below. The increased demand for our products resulted from an expanded customer base and increases in same store sales.

     Contributions to this increase in revenues by segment is as follows. Sales of Allou Distributors, Inc., our wholly-owned subsidiary which distributes brand name health and beauty aids, prestige designer fragrances and non-perishable food products, increased 5.0% in fiscal 2001 compared to fiscal 2001, due to increases in same store sales. Sales of prescription pharmaceuticals increased 108% in fiscal 2001 when compared to fiscal 2000. This increase is largely due to increased sales resulting from our acquisition of Tri-State Pharmaceutical Consultants Corporation which was consummated during the fourth quarter of fiscal year 2000. This acquisition has enabled the company to become a national distributor of prescription pharmaceuticals thereby expanding our customer base resulting in a substantial increase in sales.

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

     Interest Expense. Interest expense for the fiscal year ended March 31, 2001 increased $7.9 million to $18.8 million, or 3.4% as a percentage of sales, as compared to $10.9 million, or 2.3% as a percentage of sales, for the fiscal year ended March 31, 2000. This increase was due to increased borrowings at a higher rate and non-cash interest from the warrant discount accretion of approximately $600,000.

     Net Income. Our net income for the fiscal year ended March 31, 2001 decreased $12.5 million to $2.5 million or 83.6% as compared to $14.9 million for the fiscal year ended March 31, 2000. This decrease in net income resulted in part from the fact that the prior period included a gain of approximately
$7.9 million, or $1.08 per diluted share, on the sale of our interest in our Internet subsidiary during the first quarter of fiscal 2000, and also from loss during the fiscal year ended March 31, 2001 on our Internet investments totaling $5,642,678 which management determined had become permanently impaired, thus electing to recognize a loss on the investment during this period. This loss was included in our financial statements with the other expenses set forth in the line item "Interest and other." In addition, an increase in interest expense of approximately 72% contributed to these decreased earnings. Net income for fiscal 2001 was $2,458,367, or 34 cents per diluted share, when compared to $14,959,185, or $2.05 per diluted share, for the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital increased $6.61 million to $90.0 million at March 31, 2002 from $83.4 million at March 31, 2001, primarily due to an increase in accounts receivable and inventories. In addition, included in this increase in working capital was an increase in our cash and cash equivalents from $263,774 at March 31, 2001 to $1,245,521 at March 31, 2002.

     Our capital requirements relate primarily to the purchase of inventory, the carrying of customer accounts receivable, the investment in capital equipment and the acquisition of businesses. During the fiscal year ended March 31, 2002, our accounts receivable increased by 28%, or $24.0 million, from $85.6 million to $109.6 million; our inventories increased by 5%, or $9.1 million, from $176.4 million to $185.5 million; and our property and equipment increased by 94%, or $5.3 million, from $5.7 million to $11.0 million. We made no acquisitions of businesses during the fiscal year ending March 31, 2002. However, we believe that there are significant opportunities to add to our distribution businesses through acquisitions, particularly in the prescription pharmaceutical distribution industry. We will seek to identify attractive acquisition candidates that we believe will complement our current business.

     We meet our working capital requirements from internally generated funds and from a $200 million line of credit with a consortium of banks led by Congress Financial Corporation and Citibank, N.A. entered into on September 4, 2001 and which expires on September 4, 2004. The purpose of this credit facility is to finance our accounts receivable and inventory. As at March 31, 2002, we had $191,285,333 outstanding under our line of credit. The credit facility is secured by a security interest in most of our assets. Interest on the loan balance is payable at .25% per annum above the prime rate, or 2.75% per annum above the Eurodollar rate, at our option. The effective rate of interest charged to us at March 31, 2002 was 4.6%. We utilize cash generated from operation to reduce short-term borrowings which in turn acts to increase loan availability consistent with our financing agreement.

     The financing agreement contains various covenants that limit or restrict, among other things, subject to certain exceptions, the incurrence of indebtedness, the creation of liens, transactions with affiliates, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, redemptions and certain other transactions and business activities. Financial performance covenants include minimum net worth, EBITDA, and current ratio requirements. At March 31, 2002, we were in compliance with all financial performance covenants. Substantially all of our borrowings under the credit facility bear interest at floating rates. Therefore, our financial condition and results of operations will be affected by changes in prevailing interest rates.

     We believe that, based on anticipated levels of operations, cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility, will be adequate for at least the next 12 months to fund our debt service, capital expenditure and working capital requirements. However, in order to consummate acquisitions of additional businesses, it will be necessary for us to obtain additional financing, and we cannot be certain adequate additional financing will be available to us for this purpose on satisfactory terms.

     During the quarter of fiscal year 2000 ended September 30, we issued to RFE Investment Partners, an institutional investor, $15,000,000 principal amount 12% Senior Subordinated notes due 2005 and seven year warrants exercisable to purchase 1,700,000 shares of our Class A common stock at

$4.50 per share. The warrants are subject to a future contingent put option; under certain circumstances as defined the investor has the right to put the warrants to us after year five at a price of $8.00 per warrant.

     As noted above, our accounts receivable increased to $109,655,884 as at March 31, 2002 from $85,579,734, as at March 31, 2001, representing an increase of 28.1%. The increase in accounts receivable is due to increased sales and the fact that customers who had been paying us on an average of 55 days during the fiscal year ending March 31, 2001 have been paying us on an average of 71 days during the fiscal year ended March 31, 2002. We believe this change is largely due to economic conditions. In addition, our cash and cash equivalents increased from $263,774 at March 31, 2001 to $1,245,521 at March 31, 2002 and our
inventories increased by approximately $9.1 million, or 5.1%, for the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001.

     Inventories increased by approximately $9.1 million, or 5.1%, for the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001. This increase in inventory is in anticipation of increased sales during fiscal 2003.

     Operations for the fiscal year ended March 31, 2002, excluding non-cash charges for items such as depreciation and amortization, deferred income taxes, and asset impairment, provided cash of $9.1 million. Other changes in assets and liabilities resulting from operating activities for the fiscal year ended March 31, 2002 used cash of $26.3 million, resulting in net cash used in operating activities of $17.4 million. Investing activities, which principally consisted of acquisitions of property, plant and equipment, resulted in a use of cash of $3.7 million for the fiscal year ended March 31, 2002. For the fiscal year ended March 31, 2002, financing activities provided cash of $22.1 million, principally consisting of increased borrowing and issuance of common stock from the exercise of stock options.

CRITICAL ACCOUNTING POLICIES

     This management discussion and analysis is based on our consolidated financial statements which are prepared using certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies, and management's judgments and estimates, are reasonable, actual future events can and often do result in outcomes that can be materially different from management's current judgments and estimates. We believe that the accounting policies and related matters described in the paragraphs below are those that depend most heavily on management's judgments and estimates.

     Reserves for Uncollectible Accounts. At March 31, 2002, our accounts receivable balance was $109.7 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. This policy is based on our past collection experience. During the fiscal year ended March 31, 2002 we added approximately $960,000 to our reserve for uncollectible accounts, bringing the total of that reserve to approximately $2.3 million at March 31, 2002. We did not write off any receivables during the fiscal year ended March 31, 2002.

     Inventory Obsolescence Estimates. We take physical inventories in each of our significant warehouse locations at or near the end of each fiscal year. Inventories at the balance sheet dates are valued using the lower of average cost (with average cost determined using the first-in, first-out method) or market reduced by estimated inventory obsolescence losses for the period between the last physical inventory and the balance sheet date. These estimates are based on an inventory analysis of the movement and expiration dates of specific inventory items. In addition, we may return health and beauty aids and prescription pharmaceutical products to our suppliers for full credit if the products are damaged, their shelf life has expired, or they are otherwise not saleable.

     Inventories. Inventories are principally purchased rather than manufactured. They are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We record adjustments to the value of inventory based upon forecasted sales projections, and the physical condition (e.g., age and quality) of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

     Property, Plant and Equipment. Property, plant and equipment is recorded at cost and is depreciated on straight-line and accelerated methods over the estimated useful lives of such assets. Changes in circumstances such as technological advances or changes in our capital strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

     Long Lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The application of SFAS 121 has significantly affected the amount and timing of charges to operating results in recent years.

     Goodwill. Goodwill is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     Income Taxes. Our effective tax rate and the tax bases of our assets and liabilities reflect our best estimate of the ultimate outcome of tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets. Considerable management judgment is also necessary in estimating future taxable income. Assumptions used in these estimates are consistent with internal forecasts.

     Valuation of Contingent Put Warrants. The contingent put warrants associated with the subordinated debt are being valued on a quarterly basis using the Black Scholes Pricing Model. This model is subject to change in our stock price, as well as the potential that the warrants will become exercisable, due to market conditions, and the change in risk free interest rates.

FACTORS THAT COULD IMPACT OUR FINANCIAL CONDITION

     Substantial defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition and results of operations and liquidity. In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2002, sales to our ten largest customers accounted for approximately 47% of our total revenues. Any defaults in payment or a material reduction in purchases from us by these large customers could have a significant negative impact on our financial condition, results of operations and liquidity.

     Our business could be hindered if we are unable to complete and integrate acquisitions successfully. An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions involves a number of risks, including the diversion of management's attention to the assimilation of the operations of businesses we have acquired; difficulties in the integration of operations and systems and the realization of potential operating synergies; the assimilation and retention of the personnel of the acquired companies; challenges in retaining the customers of the combined businesses; and potential adverse effects on operating results. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.

     We will require additional financing to complete acquisitions. If we are not able to secure additional financing on terms we consider acceptable to us, we will not be able to execute on our business and growth strategies. In addition, if we experience rapid growth, we may require additional funds to expand our operations or enlarge our organization through acquisitions of complementary businesses.

INFLATION AND SEASONALITY

     Inflation has not had any significant adverse effects on our business and we do not believe it will have any significant effect on our future business. Our fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. Our other product lines are not seasonal.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, FASB issued statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective April 1, 2002. We have determined that the adoption of the provisions of SFAS 142 will not have a material effect on our results of operations and financial position, other than the potential discontinuation of certain amortization expenses.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe adoption of SFAS 143 will not have a material effect on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We expect to adopt this statement for the fiscal year ending March 31, 2003, and do not anticipate that it will have a material impact on our consolidated financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk related to the variable interest rate on our line of credit. Interest on the loan balance is payable at .25% per annum above the prime rate or, at our option, 2.75% per annum above the Eurodollar rate. We do not practice derivative trading in the form of interest rate swaps.

     Currently, our international operations are not material and, therefore, the risk related to foreign currency exchange rates is not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is set forth in the Financial Statements, commencing on page F-1 included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by Item 10 to this Annual Report on Form 10-K is incorporated by reference to such information as it will be included in our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM. 11. EXECUTIVE COMPENSATION.

     The information called for by Item 11 to this Annual Report on Form 10-K is incorporated by reference to such information as it will be included in our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 to this Annual Report on Form 10-K is incorporated by reference to such information as it will be included in our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 to this Annual Report on Form 10-K is incorporated by reference to such information as it will be included in our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this Report.

          1.   Financial Statements

               See  index on page F-1.

          2.   Financial Statement Schedules

               See  index on page F-1.

     (b)  Reports on Form 8-K.

          None.

     (c)  Exhibits.

Exhibit No.                           Description
-----------                           -----------

    3.1 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 8, 1996.

    3.2 Certificate of Amendment to the Company's Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 26, 1998.

    3.3* By-Laws of the Company, as amended. (Exhibit 3(b) to the Company's Registration Statement on Form S-1, File No. 33-26981)

   10.1* Employment Contract dated as of June 30, 1996 between the Company and Ramon Montes. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-10340)

   10.2 Employment Contract dated as of August 1, 2001 between the Company and Victor Jacobs.

   10.3 Employment Contract dated as of August 1, 2001 between the Company and Herman Jacobs.

   10.4 Employment Contract dated as of August 1, 2001 between the Company and Jack Jacobs.

   10.5* Amended and Restated 1989 Incentive Stock Option Plan. (Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990, File No. 1-10340)

   10.6* 1992 Stock Option Plan. (Exhibit 10(e)(2) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 1-10340)

   10.7* 1995 Nonqualified Stock Option Plan. (Exhibit A to the Company's definitive Proxy Statement filed with the Commission on July 25, 1996, File No. 1-10340)

   10.8* 1996 Stock Option Plan. (Exhibit B to the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on July 25, 1996, File No. 1-10340)

   10.9* Lease Agreement dated December 8, 1993 between Allou Distributors, Inc. and Brentwood Distribution Co. (Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 1-10340)

  10.10*       Loan and Security  Agreement dated September 4, 2001 by and among
               M. Sobol, Inc., Allou Distributors, Inc., Direct Fragrances, Inc., Stanford Personal Care Manufacturing, Inc., as Borrowers, and the Company, Allou Personal Care Corp., HBA National Sales Corp., HBA Distributors, Inc., Pastel Cosmetic & Beauty Aids, Inc., Trans World Grocers, Inc., Russ Kalvin Personal Care Corp. and Core Marketing, Inc., as Guarantors, the financial institutions from time to time parties thereto as lenders, whether by execution of the Loan and Security Agreement or an Assignment and Acceptance, and Congress Financial Corporation, as Agent and Arranger, and Citibank, N.A., as Documentation Agent and Co-Arranger. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-10340)

     21* List of subsidiaries. (Exhibit 21 to the Company's Annual Report on Form 10-K/A for the year ended March 31, 2000, File No. 1-10340)

     23        Consent of KPMG LLP

--------------------
*  Incorporated by reference to the document indicated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLOU HEALTH & BEAUTY CARE, INC.

                                        By: /s/ Victor Jacobs
                                            ------------------------------------
                                                Victor Jacobs
                                                Chairman of the Board

Dated:  July 15, 2002

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


         SIGNATURE                             TITLE                                        DATE
         ---------                             -----                                        ----

  /s/ Victor Jacobs                Chairman of the Board                            July 15, 2002
  ---------------------------
  Victor Jacobs


  /s/ Herman Jacobs                Chief Executive Officer and Director             July 15, 2002
  ---------------------------
  Herman Jacobs


  /s/ David Shamilzadeh            President, Principal Financial Officer and       July 15, 2002
  ---------------------------      Principal Accounting Officer
  David Shamilzadeh


  /s/ Jack Jacobs                  Executive Vice President and Director            July 15, 2002
  ---------------------------
  Jack Jacobs


  /s/ Jeffrey Berg                 Director                                         July 15, 2002
  ---------------------------
  Jeffrey Berg


  /s/ Sol Naimark                  Director                                         July 15, 2002
  ---------------------------
  Sol Naimark


  /s/ Stuart Glasser               Director                                         July 15, 2002
  ---------------------------
  Stuart Glasser


                  FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................F-2

Report of Independent Public Accountants....................................F-3

Independent Auditors' Report................................................F-4

Consolidated Balance Sheets - March 31, 2002 and 2001.......................F-5

Consolidated Statements of Income - Years ended March 31, 2002, 2001 and
   2000.....................................................................F-6

Consolidated Statements of Stockholders' Equity - Years ended March 31, 2002,
   2001 and 2000............................................................F-7

Consolidated Statements of Cash Flows - Years ended March 31, 2002, 2001 and
   2000.....................................................................F-8

Notes to Consolidated Financial Statements..................................F-9

Reports of Independent Public Accountants on Schedule.......................F-21

Valuation and Qualifying Accounts and Reserves..............................F-23

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Allou Health and Beauty Care, Inc.:

We have audited the accompanying consolidated balance sheet of Allou Health and Beauty Care, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also audited the accompanying financial statement schedule (Item 14(a)(2) - Valuation and Qualifying Accounts and Reserves). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allou Health and Beauty Care, Inc. and subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP

Melville, New York
July 3, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Allou Health and Beauty Care, Inc.:

We have audited the accompanying consolidated balance sheet of Allou Health and Beauty Care, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                               ARTHUR ANDERSEN LLP

Melville, New York
July 2, 2001

This Report of Independent Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP
Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors & Stockholders:
Allou Health & Beauty Care, Inc.
Brentwood, New York

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended March 31, 2000, in conformity with generally accepted accounting principles.


/s/ Mayer Rispler & Company, P.C.
Mayer Rispler & Company, P.C.

June 19, 2000

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001


                              ASSETS                                                 2002                2001
                              ------                                         -----------------    ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $       1,245,521    $        263,774
  Accounts receivable, net of allowance for doubtful accounts
   of $2,297,396 and $1,337,075, respectively                                      109,655,884          85,579,734
  Inventories                                                                      185,470,903         176,396,785
  Prepaid inventory purchases                                                        7,707,085           9,187,510
  Prepaid and refundable income taxes                                                  324,526           3,042,904
  Other current assets                                                               1,990,326           2,996,330
  Deferred income taxes                                                              1,316,488           1,037,067
                                                                             -----------------    ----------------
               Total current assets                                                307,710,733         278,504,104

PROPERTY AND EQUIPMENT, net                                                         10,989,872           5,672,234
GOODWILL, net of accumulated amortization of
  $1,236,236 and $848,122 respectively                                               4,086,732           4,474,846
OTHER ASSETS                                                                         2,077,438           3,074,670
DEFERRED INCOME TAXES                                                                   76,623              38,312
                                                                             -----------------    ----------------
               TOTAL ASSETS                                                  $     324,941,398    $    291,764,166
                                                                             =================    ================

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES:
  Line of credit                                                             $     191,285,333    $    170,674,820
  Current portion of long-term debt and capital leases                               2,094,172             915,010
  Accounts payable and accrued expenses                                             24,240,501          23,502,321
                                                                             -----------------    ----------------
               Total current liabilities                                           217,620,006         195,092,151
                                                                             -----------------    ----------------
LONG TERM LIABILITIES:
  Long-term debt and capital leases                                                  3,202,435           1,959,369
  Subordinated debt                                                                 11,859,348          11,243,060
  Common stock put warrants (Note 8)                                                 4,539,000           4,359,925
  Deferred income tax liability                                                        200,205             134,166
                                                                             -----------------    ----------------
               Total Long-term liabilities                                          19,800,988          17,696,520
                                                                             -----------------    ----------------

               TOTAL LIABILITIES                                                   237,420,994         212,788,671
                                                                             -----------------    ----------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; 1,000,000 shares authorized,
   none issued and outstanding                                                               -                   -
  Class A Common Stock, $.001 par value; 15,000,000 shares authorized,
   6,051,397 and 5,636,484 shares issued and outstanding, respectively                   6,051               5,636
  Class B Common Stock, $.001 par value; 2,200,000 shares authorized,
   1,200,000 shares issued and outstanding                                               1,200               1,200
  Additional paid-in capital                                                        33,133,207          31,178,371
  Retained earnings                                                                 54,379,946          47,790,288
                                                                             -----------------    ----------------
               TOTAL STOCKHOLDERS' EQUITY                                           87,520,404          78,975,495
                                                                             -----------------    ----------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     324,941,398    $    291,764,166
                                                                             =================    ================


The accompanying notes are an integral part of these consolidated financial statements.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 31, 2002, 2001, AND 2000

                                                                      2002               2001               2000
                                                               ----------------   ----------------   ----------------
Revenues, net                                                  $    564,151,260   $    548,146,953   $    421,046,773
Costs of revenues                                                   500,890,588        482,590,356        367,963,675
                                                               ----------------   ----------------   ----------------
               Gross profit                                          63,260,672         65,556,597         53,083,098
                                                               ----------------   ----------------   ----------------

OPERATING EXPENSES:
 Warehouse and delivery                                              12,917,553         15,120,997         12,306,859
 Selling, general and administrative                                 23,066,340         21,945,537         18,519,681
                                                               ----------------   ----------------   ----------------
               Total operating expenses                              35,983,893         37,066,534         30,826,540
                                                               ----------------   ----------------   ----------------

               Income from operations                                27,276,779         28,490,063         22,256,558
                                                               ----------------   ----------------   ----------------
OTHER (EXPENSE) INCOME:
 Interest expense, net                                              (16,369,706)       (18,801,734)       (10,902,244)
 Other                                                                   -                  -                  28,234
 Loss on impairment of investments (Note 2)                              -              (5,642,678)            -
                                                               ----------------   ----------------   ----------------
               Total                                                (16,369,706)       (24,444,412)       (10,874,010)
                                                               ----------------   ----------------   ----------------

               Income before provision for income taxes              10,907,073          4,045,651         11,382,548

PROVISION FOR INCOME TAXES                                            4,317,415          1,587,284          4,339,000
                                                               ----------------   ----------------   ----------------

INCOME FROM CONTINUING OPERATIONS                                     6,589,658          2,458,367          7,043,548
                                                               ----------------   ----------------   ----------------
DISCONTINUED OPERATIONS:
 Loss from discontinued operations, net of income taxes                 -                  -                 (516,764)
 Gain on disposal of segment, net of income taxes                       -                  -                8,432,401
                                                               ----------------   ----------------   ----------------
               Gain on discontinued operations                          -                  -                7,915,637
                                                               ----------------   ----------------   ----------------

               NET INCOME                                      $      6,589,658   $      2,458,367   $     14,959,185
                                                               ================   ================   ================
Earnings Per Common Share - Basic:
 Continuing operations                                         $            .95   $            .36   $           1.05
 Discontinued operations                                                -                  -                     1.17
                                                               ----------------   ----------------   ----------------
               Net earnings per common share                   $            .95   $            .36   $           2.22
                                                               ================   ================   ================

EARNINGS PER COMMON SHARE - DILUTED:
 Continuing operations                                         $            .91   $           .34    $            .97
 Discontinued operations                                                -                  -                     1.08
                                                               ----------------   ----------------   ----------------
               Net earnings per common share                   $            .91   $           .34    $           2.05
                                                               ================   ================   ================
SHARES USED IN COMPUTING EARNINGS PER
COMMON SHARE:
 Basic                                                                6,967,991          6,812,483          6,673,617
                                                               ================   ================   ================
 Diluted                                                              7,252,593          7,202,903          7,296,884
                                                               ================   ================   ================


The accompanying notes are an integral part of these consolidated financial statements.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                   Common Stock Shares         Common Stock Amounts
                                                  ---------------------        --------------------          Additional
                                                  Class A       Class B        Class A      Class B       Paid-in Capital
                                                  -------       -------        -------      -------       ---------------
BALANCE, March 31, 1999                          5,339,122     1,200,000   $     5,339   $     1,200      $29,956,769

 Issuance of common stock                           85,304             -            86             -                -
 Net proceeds from exercise of common
   stock options                                    66,375             -            66             -          360,696
 Issuance of common stock in connection
   with debt payment to Tri State
   Pharmaceuticals Consultants Corp.
   (Note 7b)                                        75,472             -            75             -          500,693
 Net income                                              -             -             -             -                -
                                                 ---------     ---------   -----------   -----------      -----------

BALANCE, March 31, 2000                          5,566,273     1,200,000         5,566         1,200       30,818,158

 Net proceeds from exercise of common
   stock options                                    35,440             -            35             -          110,248
 Issuance of common stock in connection
   with debt repayment to Tri State
   Pharmaceuticals Consultants Corp.
   (Note 7b)                                        34,771             -            35             -          249,965
 Net income                                              -             -             -             -                -
                                                 ---------     ---------   -----------   -----------      -----------

BALANCE, March 31, 2001                          5,636,484     1,200,000         5,636         1,200       31,178,371
                                                 ---------     ---------   -----------   -----------      -----------
  Net proceeds from exercise of common
   stock options                                   248,558             -           249             -        1,205,002
   Issuance of common stock for compensation        44,404             -            44             -          249,956
   Issuance of common stock in connection
     with debt repayment to Tri State
     Pharmaceuticals Consultants Corp.
     (Note 7b)                                     121,951             -           122             -          499,878
   Net income                                            -             -             -             -                -
                                                 ---------     ---------   -----------   -----------      -----------
BALANCE, March 31, 2002                          6,051,397     1,200,000   $     6,051   $     1,200      $33,133,207
                                                 =========     =========   ===========   ===========      ===========


                                                    Retained
                                                    Earnings         Total
                                                    --------         -----
BALANCE, March 31, 1999                           $30,372,736   $60,336,044

 Issuance of common stock                                   -            86
 Net proceeds from exercise of common
   stock options                                            -       360,762
 Issuance of common stock in connection
   with debt payment to Tri State
   Pharmaceuticals Consultants Corp.
   (Note 7b)                                                -       500,768
 Net income                                        14,959,185    14,959,185
                                                  -----------   -----------

BALANCE, March 31, 2000                            45,331,921    76,156,845

 Net proceeds from exercise of common
   stock options                                            -       110,283
 Issuance of common stock in connection
   with debt repayment to Tri State
   Pharmaceuticals Consultants Corp.
   (Note 7b)                                                -       250,000
 Net income                                         2,458,367     2,458,367
                                                  -----------   -----------

BALANCE, March 31, 2001                            47,790,288    78,975,495
                                                  -----------   -----------
  Net proceeds from exercise of common
   stock options                                            -     1,205,251
   Issuance of common stock for compensation                -       250,000
   Issuance of common stock in connection
     with debt repayment to Tri State
     Pharmaceuticals Consultants Corp.
     (Note 7b)                                              -       500,000
   Net income                                       6,589,658     6,589,658
                                                  -----------   -----------
BALANCE, March 31, 2002                           $54,379,946   $87,520,404
                                                  ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                                            2002            2001            2000
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from continuing operations                                 $  6,589,658    $  2,458,367    $  7,043,548
 Adjustments to reconcile net income to net cash used in operating activities:
   Income (loss) from discontinued operations                                   -               -         7,915,637
   Depreciation and amortization                                          1,725,739       2,033,136         939,198
   Deferred income taxes                                                   (251,693)       (941,213)       (725,600)
   Asset impairment                                                               -       5,642,678             -
   Common stock issued for compensation                                     250,000             -               -
   Amortization of discount on subordinated debt                            616,288         557,066             -
   Non-cash change in value of common stock put warrants (Note 9)           179,075          45,919             -
   Decrease (increase) in operating assets:
    Accounts receivable                                                 (24,076,150)     (9,725,776)    (25,691,508)
    Inventories                                                          (9,074,118)    (12,644,519)    (40,834,355)
    Other assets                                                          5,905,791     (14,469,085)     26,401,905
   Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses                                   738,180      (7,152,411)     (2,186,477)
                                                                       ------------    ------------    ------------
             Net cash used in operating activities                      (17,397,230)    (34,195,838)    (27,137,652)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                                   (3,672,648)       (994,308)       (712,090)
                                                                       ------------    ------------    ------------
             Net cash used in investing activities                       (3,672,648)       (994,308)       (712,090)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in line of credit                                          20,610,513      22,204,128      25,099,464
 Borrowings                                                               2,482,571      15,000,000       3,993,256
 Repayment of debt                                                       (2,246,710)     (1,911,802)     (1,953,373)
 Net proceeds from exercise of options and issuance of common
  stock                                                                   1,205,251         110,283         361,616
                                                                       ------------    ------------    ------------
             Net cash provided by financing activities                   22,051,625      35,402,609      27,500,963
                                                                       ------------    ------------    ------------
             Net increase (decrease) in cash                                981,747         212,463        (348,779)

CASH AND CASH EQUIVALENTS, beginning of year                                263,774          51,311         400,090
                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                 $  1,245,521    $    263,774    $     51,311
                                                                       ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest                                                             $ 16,377,634    $ 18,050,106    $ 10,762,927
                                                                       ============    ============    ============
  Income taxes                                                         $  1,549,552    $  8,108,953    $  5,279,000
                                                                       ============    ============    ============
 Non-cash financing activities:
  Notes issued                                                         $  2,686,367    $  1,563,533    $  2,873,369
                                                                       ============    ============    ============
  Common stock issued for business acquisition                         $        -      $        -      $    500,000
                                                                       ============    ============    ============
  Common stock issued for debt repayment (Note 7b)                     $    500,000    $    250,000    $        -
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

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Description of Operations
-------------------------

     Allou Health and Beauty Care, Inc., (the "Company") is a distributor of brand name health and beauty aids, cosmetics, fragrances, grocery products and pharmaceuticals. The Company also distributes generic brand health and beauty aids and manufactures hair and skin care products. The Company sells these products primarily to retailers throughout the United States.

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

Revenue Recognition
-------------------

     The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from merchandise sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists;
(ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company reports its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

     The Company's shipping and handling costs billed to customers are included in revenue in accordance with Emerging Issues Task Force ("EITF") issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses. Shipping and handling billed to customers and included in revenues for fiscal 2002, 2001, and 2000 was not material. Shipping and handling costs, included in warehouse and delivery expenses, totaled approximately $3,661,435, $4,753,858 and $4,233,624 for the years ended March 31, 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments
-----------------------------------

     The carrying values of financial instruments approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment. See Note 8 for a description of the Company's accounting for contingent put warrants issued in fiscal 2001 in connection with subordinated debt, the value of which has been marked to market. At March 31, 2002, the carrying value of all other financial instruments approximated fair value.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
----------------------------

     The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Concentration of credit risk with respect to trade accounts receivable is limited due to the number of entities and the size of those entities comprising the Company's customer base, which is primarily in the United States. No single customer accounted for more than 10% of the Company's consolidated net revenues during fiscal years 2001 and 2000. For fiscal year 2002, one customer accounted for 10% of the Company's consolidated net revenue.

Inventories
-----------

     Inventories, which consist primarily of finished goods, are stated at the lower of average cost method or market, utilizing the first in, first out (FIFO) method.

Prepaid Inventory Purchases
---------------------------

     As is customary in the industry, the Company at times prepays certain suppliers for merchandise purchased. These prepaid purchases are generally converted to inventory within 90 days.

Long-Lived Assets
-----------------

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, " long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset. The Company has performed a review of its long-lived assets and has determined that no impairment of the respective carrying values has occurred as of March 31, 2002.

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets by use of straight-line and accelerated methods.

Goodwill, net
-------------

     Goodwill, representing the excess of the purchase price over the fair value of net assets acquired, is being amortized using the straight-line method, over periods ranging from ten to forty years. The Company periodically performs reviews to evaluate the recoverability of goodwill and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Management believes that there is no impairment to recorded goodwill as of March 31, 2002.

     Amortization of goodwill charged to operations amounted to $388,114, $366,700 and $148,073 for the years ended March 31, 2002, 2001 and 2000, respectively.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Per Share Data
--------------

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per common share ("Diluted EPS") is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income. See Note 14 for a description of the Company's calculation of earnings per share.

Stock Based Compensation
------------------------
     The Company complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" while providing the required pro forma disclosures as if the fair value method had been applied.

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

Comprehensive Income
--------------------
     The Company complies with the provisions of SFAS No. 130 "Reporting Comprehensive Income", which established the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For fiscal years 2002, 2001 and 2000, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Research and Development
------------------------
     Research and development costs associated with the Company's manufacturing segment are expensed as incurred. Such costs were not material for the years ended March 31, 2002, 2001 and 2000.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments
----------------------

     In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and does not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments are recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company adopted this statement on April 1, 2001, and the impact of adoption did not have a material effect on the Company's financial position.

     See Note 8 for a description of the Company's accounting for contingent put warrants issued in fiscal 2001 in connection with subordinated debt. The value of these warrants has been accounted for as a derivative since issuance.

Use of Estimates
----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reported period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In July 2001, the Financial Accounting Standards Board issued statements of Financial Accounting Standards No. 141. Business combinations ("SFAS 141") and No. 142 Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective April 1, 2002. The Company has determined that the adoption of the provisions of SFAS 142 will have no material impact on its results of operations and financial position, other than amortization expense of approximately $388,000 which will no longer be charged to operations.

     In August 2001, the Financial Accounting standards board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending March 31, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

Reclassifications
-----------------
     Certain prior year amounts have been reclassified to conform to the current year presentation.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In April 2000, the Company was notified that the makers of the notes would not honor their obligation. As a result, effective March 31, 2000, the Company recorded a valuation allowance of $8,500,000 equal to the face value of the notes. As a result of the sale, the Company recognized a gain of $8,432,401 net of taxes in fiscal 2000, after the provision for the valuation allowance. At March 31, 2001, the Company determined that its minority interest in ibeauty.com, successor to the Fragrance Counter Inc., had become permanently impaired. Consequently, the Company provided for a full allowance of $3,000,000 in fiscal 2001.

     On January 3, 2000, the Company purchased the intangible assets of Tri-State Pharmaceutical Consultants Corp., a pharmaceutical wholesaler, for cash, stock and notes payable (see Note 7b) aggregating $ 2,873,368. The Company also entered into an employment contract with Tri-State's former principal shareholder.

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

3.   OTHER CURRENT ASSETS
     --------------------

The components of other current assets are:


                                                    March 31, 2002        March 31, 2001
                                                    --------------        --------------
Interest bearing loans to officers (Note 15)         $     232,324         $  1,300,000
Prepaid expenses and other                               1,758,002            1,696,330
                                                     -------------         ------------
                                                     $   1,990,326         $  2,996,330
                                                     =============         ============

4.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment consists of:


                                                          March 31,
                                             ----------------- -----------------
                                                   2002              2001                 Estimated Useful Lives
                                                   ----              ----            --------------------------------
Machinery and equipment                          $     3,968,044   $     2,971,003   5 years
Furniture, fixtures and office equipment               6,776,084         3,648,480   3-10 years
Leasehold Improvements                                 6,875,447         4,641,077   lesser of lease term or estimated
                                                 ---------------   ---------------   useful life
                                                      17,619,575        11,260,560

Less:  Accumulated depreciation and                    6,629,703         5,588,326
       amortization                              ---------------   ---------------

                                                 $    10,989,872   $     5,672,234
                                                 ===============   ===============


Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to $1,041,377, $810,150 and $627,454, respectively.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   OTHER ASSETS
     ------------

The components of other assets are:


                                                                        March 31,
                                                           ----------------------------------
                                                                 2002             2001
                                                           ----------------- ----------------
     Deferred financing costs                              $     1,150,729   $       862,752
     Interest bearing loans to officers (Note 15)                     -            1,371,016
     Cash Surrender value of life insurance                        876,626           793,216
     Other                                                          50,083            47,686
                                                           ---------------   ---------------
                                                           $     2,077,438   $     3,074,670
                                                           ===============   ===============


     Deferred financing costs represent fees paid to our lenders for our various financing arrangements. These costs are amortized on a straight line basis, which approximates the effective interest method over the term of the related debt. Amortization expense for the years ended March 31, 2002, 2001 and 2000 was approximately $296,000, $856,000 and $164,000, respectively.

6.   LINE OF CREDIT
     --------------

     The Company had a secured line of credit agreement with a consortium of banks which expired in September 2001. The financing agreement provided for advances of up to 85% of eligible receivables and 60% of eligible inventories with aggregate maximum advances of $180,000,000. Interest on the loan balance was payable monthly at 13/4% above the prime rate or 31/2% above the Eurodollar rate, at the option of the Company. The loan was collateralized by the Company's accounts receivable and inventories. In addition, the Company was required to abide by certain financial covenants.

     On September 4, 2001, the Company entered into a three year financing agreement with Congress Financial Corp. and Citibank N.A. for a $200,000,000 revolving credit facility. Interest is being charged at a rate of .25% per annum above the prime rate or at the Company's option 2.75% per annum above the Eurodollar rate. The credit facility is secured by all of the Company's assets, except for those secured by equipment leases. Certain officers of the Company have personally guaranteed the credit facility for a maximum of approximately $10,000,000. In addition, there are various financial covenants with which the Company must comply. At March 31, 2002, the Company was in compliance with these financial covenants. The effective interest rate charged to the Company at March 31, 2002 and 2001 was 4.59% and 7.85%, respectively.

     In accordance with EITF Issue No 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreement that Include both a Subjective Acceleration Clause and a Lock Box Arrangement", the Company accounts for the secured line of credit as a short-term obligation.

7.   LONG-TERM DEBT AND CAPITAL LEASES
     ---------------------------------

Long-term debt and capital leases consists of:

(a) Capital leases collateralized by certain of the Company's equipment and leasehold improvements, payable in aggregate monthly installments of approximately $67,885, which include interest at rates varying from 3/8% above the prime rate to 11.4%. At March 31, 2002 and 2001, the principal balance outstanding was $5,296,607 and $2,433,442, respectively.

(b) Notes payable to former stockholders of Tri-State Pharmaceutical Consultants Corp. (Note 2), with interest payable on the declining balance at 6% per annum through July 1, 2002. During fiscal 2001, $250,000 of this debt and related accrued expenses was repaid with the issuance of 34,771 shares of the Company's common stock. During fiscal 2002, $500,000 of this debt and related accrued interest was repaid through the issuance of

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     121,951 shares of common stock. At March 31, 2002 and 2001, the principal balance outstanding was $- 0 - and $440,057, respectively.

The aggregate long-term debt is payable as follows:

       Year Ending March 31,
       2003                                                  $2,094,172
       2004                                                   2,291,645
       2005                                                     614,433
       2006                                                     296,357
                                                          -------------
                                                          $   5,296,607

       Less current portion:                                 (2,094,172)
                                                          -------------
                                                          $   3,202,435
                                                          =============

8.   SUBORDINATED DEBT
     -----------------

     During fiscal 2001, the Company issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, presently to be based on financial results for the year ending March 31, 2003, to put the warrants to the Company after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Scholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordinated notes. Included in interest expense for fiscal 2002 and 2001 is $616,288 and $557,066, representing such accretion, respectively.

     The value of these contingent common stock put warrants put warrants has been reflected as a liability in the accompanying consolidated balance sheets. In accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants will be marked to market through earnings on a quarterly basis. The value of these common stock put warrants at March 31, 2002 and 2001 is $4,539,000 and $4,359,925, respectively. Included in interest expense for fiscal 2002 and 2001 is $179,075 and $45,919 representing the change in the value of these warrants for fiscal 2002 and 2001 respectively.

9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     -------------------------------------

Accounts payable and accrued expenses consist of:


                                                                        March 31,
                                                           ----------------------------------
                                                                 2002             2001
                                                           ----------------- ----------------
     Accounts payable for inventory purchases               $    21,499,032   $    20,902,427
     Accrued selling, general and administrative expenses         1,317,862           947,551
     Accrued interest                                               783,970           970,974
     Accrued payroll                                                639,637           681,369
                                                            ---------------   ---------------
                                                            $    24,240,501   $    23,502,321
                                                            ===============   ===============


ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Operating Leases
----------------

     The Company is obligated under real property operating leases expiring through September 2010. As of March 31, 2002, total minimum annual rentals, excluding additional payments for real estate taxes and certain expenses, are as follows:

    Year Ending March 31,
    2003                                $1,281,192
    2004                                 1,094,151
    2005                                 1,104,670
    2006                                   475,574
    2007-2010                              409,327

     Rent expense for the years ended March 31, 2002, 2001 and 2000 amounted to $1,404,985, $1,330,845 and $1,157,837, respectively.

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

Defined Contribution Plan
-------------------------

     Effective April 1, 1996, the Company established a defined contribution plan (401k) for substantially all employees not covered under collective bargaining agreements. All employees over the age of 21, with at least one year of service to the Company, can contribute from 2% to 15% of their gross salaries limited to Internal Revenue Service regulations. Contributions by the Company are optional. For the years ended March 31, 2002, 2001 and 2000, the Company did not contribute to this plan.

Employment Agreements
---------------------

     The Company has three-year employment agreements with three of its officers, which expire July 31, 2004. These agreements provide for each officer to receive an annual salary of $500,000 and bonuses based on the Company's earnings. For the years ended March 31, 2002, 2001 and 2000, such bonuses aggregated $- 0 -, $330,000 and $1,536,000, respectively.

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

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Option activity for the years ended March 31, 2002, 2001 and 2000, was as follows:


                                                         Weighted                      Weighted                       Weighted
                                                          Average                       Average                        Average
                                                         Exercise                      Exercise                       Exercise
                                            2002           Price           2001          Price           2000           Price
                                            ----           -----           ----          -----           ----           -----
Options outstanding at beginning
of year                                      2,938,342      $5.65           2,774,465      $5.81           2,489,420      $5.64
    Granted                                    771,471       3.51             255,832       3.81            388,300       6.77
    Exercised                                 (248,557)      4.85             (35,440)      5.36           ( 66,375)      5.44
    Cancelled                                 (363,539)      6.65             (56,515)      5.38            (36,880)      5.37
                                             ---------                      ---------                      ---------
Options outstanding at end of year           3,097,717       5.06           2,938,342       5.65          2,774,465       5.81
                                             =========                      =========                     =========
Option price range at end of year      $3.25 to $7.70                $3.00 to $10.00                $4.00 to $10.00
                                       =====    =====                =====    ======                =====    ======
Weighted - average fair value of
options granted during the year                 $3.32                          $3.56                          $6.07
                                                =====                          =====                          =====


     The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, net income per common share from continuing operations would have been reduced to the following:


                                                                             Years Ended March 31,
                                                             ---------------------------------------------------
                                                                  2002              2001              2000
                                                             -------------     ------------      ---------------
     Net Income from Continuing Operations - Pro Forma        $  5,461,853     $  1,356,769      $  6,210,756
     Diluted Earnings Per Common Share from Continuing
       Operations - Pro Forma                                 $        .75     $        .19      $        .86


     The weighted average fair values at date of grant for options granted during fiscal 2002, 2001 and 2000 were $1.83, $2.51 and $3.09, respectively, and were estimated using the Black-Scholes option pricing model utilizing the following assumptions: No dividend yield; expected volatility rates of 69%, 60%, and 54% respectively; risk free interest rates approximating 6%, 6%, and 4%, respectively, and expected lives of 5 years.

12.  STOCKHOLDERS' EQUITY
     --------------------

     The Company is authorized to issue 15,000,000 shares of Class A common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock. Holders of Class A Common Stock and Class B Common Stock share pro rata in all dividends declared by the Board of Directors. The holders of Class A Common Stock and Class B Common Stock are entitled to one and five votes per share, respectively, for every matter on which the stockholders of the Company are entitled to vote. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. All outstanding shares of Class A Common Stock and Class B Common Stock are freely transferable, subject to applicable law. The Company is authorized to issue 2,200,000 shares of Class B Common Stock.

     During fiscal 2000, employees of the Company exercised stock options for 66,375 shares, which resulted in net proceeds to the Company of $360,762.

     On January 4, 2000,  the Company  issued  75,472  common  shares  valued at
$500,768,   in  connection   with  its  purchase  of  Tri-State   Pharmaceutical
Consultants Corp (see Note 2).

     During fiscal 2001, employees of the Company exercised stock options for 35,440 shares which resulted in net proceeds to the Company of $110,283. During fiscal 2001, the Company issued 34,771 shares valued at $250,000 as partial repayment of the debt to the former owner of Tri-State Pharmaceutical Consultants Corp. (see Note 7b).

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During fiscal 2002, employees of the Company exercised stock options for 248,558 shares which resulted in net proceeds to the Company o $1,205,251.

     During fiscal 2002, the Company issued 121,951 shares of common stock valued at $500,000 as a partial repayment of the debt to the former owner of Tri-State Pharmaceutical Consultants Corp. (see Note 7b).

     During fiscal 2002, the Company issued 44,404 shares of common stock valued at $250,000 for employee compensation.

13.  INCOME TAXES
     ------------

     The components of income tax expense from continuing operations are summarized as follows:

                                           Years Ended March 31,
                            ---------------------------------------------------
                                  2002             2001              2000
                            -------------     --------------   ----------------
     Current:
       Federal              $    4,321,427    $    1,618,154   $    3,553,000
       State                       683,113           275,383          679,600
                            --------------    --------------   --------------
                                 5,004,540         1,893,537        4,232,600
                            --------------    --------------   --------------
     Deferred:
       Federal                    (613,248)         (263,811)          98,000
       State                       (73,877)          (42,442)           8,400
                            --------------    ---------------  --------------
                                  (687,125)         (306,253)         106,400
                            ---------------   --------------   --------------
     Total                  $    4,317,415    $    1,587,284   $    4,339,000
                            ==============    ==============   ==============

The following is a reconciliation of the federal statutory income tax rate to the effective tax on income from continuing operations:

                                                          Years Ended March 31,
                                                       -------------------------
                                                       2002     2001      2000
                                                       ------   ------    -----

     Federal Statutory Income Tax Rate                 34.0%    34.0%     34.0%
     Increase in Tax Rates Resulting from:
      State Income Taxes, Net of Federal Tax Benefits   4.1%     4.5%      4.1%
      Other                                             1.5%     0.7%      0.0%
                                                       ------   ------    -----
     Effective Tax Rate From Continuing Operations     39.6%    39.2%     38.1%

Deferred tax assets (liabilities) as of March 31, 2002 and 2001 are comprised of the following:

     Accounts receivable valuation allowance    $   919,087    $    534,958
     Inventory cost capitalization                  240,000         502,109
     Depreciation                                  (187,046)       (126,840)
     Other                                          220,865          30,987
                                                -----------   -------------
     Net deferred tax asset                     $ 1,192,906    $    941,213
                                                ===========    ============

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EARNINGS PER COMMON SHARE
     -------------------------

The following table sets forth a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statements of income presented herein.


                                                                                    Years Ended March 31,
                                                                    ------------------------------------------------
                                                                         2002              2001             2000
                                                                    -------------     -------------    -------------
     Basic                                                              6,967,991         6,812,483        6,673,617
     Assumed exercise of stock options and warrants                       284,602           390,420          623,267
                                                                    -------------     -------------    -------------
     Diluted                                                            7,252,593         7,202,903        7,296,884
                                                                    =============     =============    =============
     Potentially dilutive securities excluded from computations         1,394,700         1,620,090          320,250
       because they are anti-dilutive                               =============     =============    =============


Net income as presented in the consolidated statements of income is used as the numerator in the EPS calculation for both the Basic EPS and Diluted EPS computations.

15.  RELATED PARTY TRANSACTIONS
     --------------------------

     The Company purchases inventories from various entities that are controlled by certain of the Company's officers. For the years ended March 31, 2002, 2001 and 2000, purchases from related parties amounted to $21,871,115, $2,513,523 and $12,229,183, respectively.

     The company has issued loans to certain shareholders, which management believes were extended on terms which are equivalent to market value (see Notes 3 and 5). The loans bear interest at 9%.

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

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Segment data from continuing operations for each of the three years in the period ended March 31, 2002 was as follows:


                                               Wholesale           Pharmaceuticals
                                             Distribution           Distribution          Manufacturing         Consolidated
                                             ------------           ------------          -------------         ------------
   Year Ended March 31, 2002

     Revenue                                  $332,605,784           $223,330,103           $8,215,373          $564,151,260

     Depreciation and
     amortization                                1,285,203                 55,680              384,856             1,725,739
     Income (loss) from
     operations
       before taxes                              7,908,752              7,031,454           (4,033,133)           10,907,073
     Segment assets                            269,203,567             47,176,117            8,561,714           324,941,398

   Year Ended March 31, 2001

      Revenue, net                            $311,619,400           $228,533,005           $7,994,548          $548,146,953

      Depreciation and                           1,748,057                 61,154              223,925             2,033,136
      amortization
      Income (loss) from
      operations
       before taxes                             (1,610,282)             9,583,925           (3,927,992)            4,045,651
      Segment assets                           231,916,593             52,376,525            7,471,048           291,764,166

   Year Ended March 31, 2000

      Revenue                                 $325,801,012            $87,918,425           $7,327,336          $421,046,773

      Depreciation and                             743,110                 53,700              142,388               939,198
      amortization
      Income (loss) from
      operations
       before taxes                             11,250,797                406,067             (274,316)           11,382,548
      Segment assets                           210,165,467             43,453,064            6,336,921           259,955,452


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

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


                                        ARTHUR ANDERSEN LLP

Melville, New York
July 2, 2001

This Report of Independent Public Accountants on Schedule is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report refers to the Schedule as of and for the year ended March 31, 2001.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Allou Health and Beauty Care, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Allou Health and Beauty Care, Inc. included in this Form 10-K and have issued our report thereon dated June 19, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Schedule of Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, for the year ended March 31, 2000, has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Mayer Rispler & Company, P.C.
Mayer Rispler & Company, P.C.
Certified Public Accountants

ALLOU HEALTH AND BEAUTY CARE, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                        Column C          Column D
                     Column A                         Column B         Additions         Deductions         Column E
----------------------------------------------        ----------       ----------       -------------     -------------

                                                      Balance at       Charged to        Write-off of
                                                      Beginning        Costs and        Uncollectible       Balance at
                   Description                        of Period         Expenses           Accounts       End of Period
----------------------------------------------        ----------       ----------       -------------     -------------
March 31, 2000
       Allowance for Doubtful Accounts                $1,615,965        $1,471,547         $1,802,512       $1,285,000
                                                      ==========        ==========         ==========       ==========
March 31, 2001
       Allowance for Doubtful Accounts                $1,285,000          $780,000           $727,925       $1,337,075
                                                      ==========          ========           ========       ==========

March 31, 2002
       Allowance for Doubtful Accounts                $1,337,075          $960,321          $   - 0 -       $2,297,396
                                                      ==========          ========          =========       ==========


                        See Independent Auditor's Report