Form 10-K/A
period 2002-03-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2002-07-31
CIK 846538

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------
                                 AMENDMENT NO. 1

                                       ON

                                   FORM 10-K/A

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
      Title of Each Class                                 on Which Registered
      -------------------                               ------------------------
Class A Common Stock, par value                         American Stock Exchange
        $.001 per share

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

     The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on July 25, 2002 was $27,795,605. Such aggregate market value is computed by reference to the closing sales price of the Class A Common Stock on such date. For purposes of this calculation, the registrant has excluded the Class B Common Stock, which is held primarily by affiliates and is not publicly-traded.

     As of the close of business on July 25, 2002, there were outstanding 6,136,476 shares of the registrant's Class A Common Stock and 1,200,000 shares of the registrant's Class B Common Stock.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Cautionary Statement...........................................................1

                                     PART I

Item 1.   Business.............................................................2

                                     PART II

Item 6.   Selected Financial Data..............................................8

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

Signature ....................................................................17

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

     Some of the health and beauty aids brands that we distribute are:

         o  Pantene Pro-V shampoo              o  Colgate toothpaste
         o  Johnson's Baby Lotion              o  Rave hairspray
         o  Gillette Mach 3 razors             o  Vaseline Intensive Care lotion

     Some of the health and beauty aids products that we distribute are:

         o  Antacids                           o  Oral Antiseptics and Sprays
         o  Baby Care                          o  Deodorants
         o  Cough and ColdRemedies             o  Shampoos

     Distribution of consumer personal care products accounted for approximately 77% of our revenues during the fiscal year ended March 31, 2000, 57% of our revenues for the fiscal year ended March 31, 2001 and 59% of our revenues during the fiscal year ended March 31, 2002.

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

     Distribution of prescription pharmaceutical products accounted for approximately 21% of our revenues during the fiscal year ended March 31, 2000, 42% of our revenues during the fiscal year ended March 31, 2001 and 40% of our revenues during the fiscal year ended March 31, 2002.

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

                                    PART II


ITEM 6.   SELECTED FINANCIAL DATA.


                                                      Years Ended March 31,

                                     2002           2001            2000          1999(1)         1998(1)
                                   --------       --------       --------        --------        --------
Revenues                           $564,151       $548,147       $421,047        $334,175        $301,092
Costs of revenues                   500,890        482,590        367,964         289,637         262,237
                                   --------       --------       --------        --------        --------
Gross profit                         63,261         65,557         53,083          44,538          38,855
Warehouse and delivery expense       12,918         15,121         12,307          10,279           9,288
Selling, general and
 administrative expense              23,066         21,946         18,520          14,707          13,264
                                   --------       --------       --------        --------        --------
Income from operations               27,277         28,490         22,256          19,552          16,303
Interest and other                   16,370         24,444         10,874           9,647           8,470
                                   --------       --------       --------        --------        --------
Income before income taxes           10,907          4,046         11,382           9,905           7,833
                                   --------       --------       --------        --------        --------
Discontinued operations, net
 of income taxes                          -              -          7,916          (4,599)           (576)
                                   --------       --------       --------        --------        --------
Net income                         $  6,590       $  2,458       $ 14,959        $  1,348        $  4,280
                                   ========       ========       ========        ========        ========
Net income per common share
Basic:
Operations                         $    .95       $    .36       $   1.05        $    .98        $    .84
Discontinued operations                   -              -           1.17            (.76)           (.10)
                                   --------       --------       --------        --------        --------
                                   $    .95       $    .36       $   2.22        $    .22        $    .74
                                   ========       ========       ========        ========        ========
Diluted:
Operations                         $    .91       $    .34       $    .97        $    .87        $    .81
Discontinued Operations                   -              -           1.08            (.67)           (.09)
                                   --------       --------       --------        --------        --------
                                   $    .91       $    .34       $   2.05        $    .20        $    .72
                                   ========       ========       ========        ========        ========



BALANCE SHEET DATA:
                                                               As of March 31,
                                       2002          2001           2000           1999             1998
                                   --------       --------       --------        --------        --------
Cash                               $  1,246       $     264      $      51       $    400        $     47
Working capital                      90,091          83,412         64,725         52,192          43,959
Total assets                        324,941         291,764        259,219        219,907         178,384
Total long-term liabilities          19,801          17,697          1,640            724           1,354
Total liabilities                   237,421         212,789        183,062        159,571         125,771
Stockholders' equity                 87,520          78,975         76,157         60,336          52,613


--------------------
(1) As a result of our sale of our majority interest in The Fragrance Counter Inc., the statements of income for the prior years have been restated to segregate the net results of continued and discontinued operations.

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)


                                       First              Second              Third             Fourth
                                       Quarter            Quarter            Quarter            Quarter               Total
                                       -------            -------            -------            -------               -----
Year ended
March 31, 2002
--------------

Revenues                          $110,230,491       $148,981,900        $163,306,563      $141,632,306        $564,151,260
Net income (loss)                 $    274,425       $  2,235,751        $  1,991,522      $  2,087,960        $  6,589,658
                                  ============       ============        ============      ============        ============
Earnings per common share
 - basic
   Basic                                 $ .04              $ .32               $ .29             $ .29               $ .94
                                         -----              -----               -----             -----               -----

Earnings per common share
 - diluted
   Diluted                               $ .04              $ .32               $ .28             $ .24               $ .88
                                         -----              -----               -----             -----               -----

------------------------------------------------------------------------------------------------------------------------------------

Year ended
March 31, 2001
--------------

Revenues                          $134,664,654       $132,250,479        $140,652,706      $140,579,114        $548,146,953
Net income (loss)                 $  2,088,762       $  1,805,248        $  1,110,741      $ (2,546,384)       $  2,458,367
                                  ============       ============        ============      ============        ============
Earnings per common
 share - basic
 Basic                                   $ .31              $ .27               $ .16            $ (.38)              $ .36
                                         -----              -----               -----            -------              -----
Earnings per common
 share - diluted
 Diluted                                 $ .29              $ .24               $ .16            $ (.35)              $ .34
                                         -----              -----               -----            -------              -----


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

     Distribution of consumer personal care products accounted for approximately 77% of our revenues during the fiscal year ended March 31, 2000, 57% of our revenues for the fiscal year ended March 31, 2001 and 59% of our revenues during the fiscal year ended March 31, 2002. Distribution of prescription pharmaceutical products accounted for approximately 21% of our revenues during the fiscal year ended March 31, 2000, 42% of our revenues during the fiscal year ended March 31, 2001 and 40% of our revenues during the fiscal year ended March 31, 2002. Manufacture and distribution of hair and skin care products accounted for approximately 2% of our revenues during the fiscal year ended March 31, 2000, 1% of our revenues during the fiscal year ended March 31, 2001 and 1% of our revenues during the fiscal year ended March 31, 2002.

     Our operating results for fiscal years 2002, 2001 and 2000 expressed as a percentage of sales were as follows:


                                                           FISCAL YEAR ENDED MARCH 31

                                                   2002              2001              2000
                                                   ----              ----              ----
   Net sales                                      100.0%            100.0%            100.0%
   Costs of goods sold                             88.8              88.0              87.4
                                                  -----             -----             -----
   Gross profit                                    11.2              12.0              12.6
   Warehouse & delivery expenses                    2.3               2.8               2.9
   Selling, general and administrative expenses     4.0               4.0               4.4
                                                  -----             -----             -----
   Operating income                                 4.9               5.2               5.3
   Net interest expense                             2.9               3.4               2.6
   Provision for losses on asset impairments        -                 1.0               -
                                                  -----             -----             -----
   Total other expense, net                         2.9               4.5               2.6
   Income before income tax                         2.0               0.7               2.7
   Income tax provision                             0.8               0.3               1.0
   Gain from discontinued operations                -                 -                 1.9
                                                  -----             -----             -----
   Net income                                       1.2%              0.4%              3.6%


FISCAL 2002 COMPARED TO FISCAL 2001

     Revenues. Our sales are composed almost entirely of sales of prestige brand name designer fragrances, brand name health and beauty aids products, prescription pharmaceuticals, non-perishables packaged food items, and upscale hair and skin care products. Revenues for the fiscal year ended March 31, 2002 increased $16.0 million to $564.1 million, representing a 3.0% gain as compared to revenues of $548.1 million for the fiscal year ended March 31, 2001. This increase resulted from increased revenues from most segments of our business, as described below. Distribution of prescription pharmaceutical products for the fiscal year ended March 31, 2002, however, decreased $5.2 million to $223.3 million. The increased demand for our products resulted from increases in same store sales. We made no acquisitions during the fiscal year ended March 31, 2002.

     Contributions to the increase in revenues during this period by product segment are as follows. Sales of brand name health and beauty aids, prestige designer fragrances and non-perishable food products, increased 6.7% in fiscal 2002 compared to fiscal 2001, due to increases in same store sales. Sales of prescription pharmaceuticals decreased 2.3% in fiscal 2002 when compared to fiscal 2001. This decrease in revenues is due to decreases in purchasing of pharmaceutical products during the first half of fiscal 2002, which resulted from financing reductions in the earlier part of the year in our former revolving credit facility with a consortium of banks led by Fleet Capital Corp. This financing reduction was required by our former lenders in order to accommodate our request for an extension to the former revolving credit facility which expired on May 7, 2001. We closed a new $200 million revolving credit facility on September 4, 2002 with a consortium of banks led by Congress Financial Corporation and Citibank, N.A. This new credit facility permitted us to resume our normal level of pharmaceutical purchases, which in turn has alleviated the shortfall of related sales in this period. Sales of products manufactured by us ("Manufacturing Sales") increased 2.8% in fiscal 2002 when compared to fiscal 2001. Manufacturing Sales are not material.

     Gross Profit. Gross profit for the fiscal year ended March 31, 2002 was $63.3 million representing a $2.3 million decrease over gross profit of $65.6 million for the fiscal year ended March 31, 2001. This decrease in gross profit is due in part to promotional sales of pharmaceutical products that were subject to expire within six months. We determined that it was economically favorable to discount these products rather than to wait for the expiration date before returning the expired products to the manufacturers. Also, certain customers requested that their orders be shipped at their own cost. We typically pay freight charges and add the charge to the customer invoice. The request by certain customers to directly pay their freight charges caused a reduction in the selling price for these products by the amount of the freight charges. This reduction in selling price caused a reduction in gross profit and a corresponding reduction in warehouse and delivery expenses, with no effect on net income. Additionally, sales of pharmaceutical products have historically lower gross profit margins than health and beauty aids, fragrances or cosmetics. Thus, as pharmaceutical products become a greater percentage of our sales, the impact of such sales will result in lower blended gross profit margins. Sales of prescription pharmaceuticals, however, decreased 2.3% in fiscal 2002 when compared to fiscal 2001.

     Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, delivery, selling, general and administrative expenses for the fiscal year ended March 31, 2002 decreased $1.1 million to $36 million from $37.1 million in the prior year. This reduction resulted from a $2.2 million reduction in warehouse and delivery expenses, from $15.1 million in fiscal 2001 to $12.9 million in fiscal 2002, partially offset by a $1.1 million increase in selling, general and administrative expenses. Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of revenues to 6.3% for the fiscal year ended March 31, 2002 from 6.8% in the prior fiscal year. This decrease as a percentage of revenues is due to in part to reduced freight costs and improved efficiencies in warehouse operations and reduced costs associated with an outside bonded warehouse.

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

     Net Income. Our net income for the fiscal year ended March 31, 2002 increased $4.1 million to $6.6 million, or 168%, as compared to $2.5 million for the fiscal year ended March 31, 2001. This increase in net income is due in part to a decrease in operating expenses, a reduction in interest expense and the absence of a loss on interest in internet investments which last year totaled $5.6 million.

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

     Contributions to the increase in revenues during this period by segment are as follows. Sales of brand name health and beauty aids, prestige designer fragrances and non-perishable food products, decreased 4.3% in fiscal 2001 compared to fiscal 2000, due to decreases in same store sales. Sales of prescription pharmaceuticals increased 160% in fiscal 2001 when compared to fiscal 2000. This increase is largely due to increased sales resulting from our acquisition of Tri-State Pharmaceutical Consultants Corporation which was consummated during the fourth quarter of fiscal year 2000. This acquisition has enabled the company to become a national distributor of prescription pharmaceuticals thereby expanding our customer base resulting in a substantial increase in sales.

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

     Interest Expense. Interest expense for the fiscal year ended March 31, 2001 increased $7.9 million to $18.8 million, or 3.4% as a percentage of sales, as compared to $10.9 million, or 2.6% as a percentage of sales, for the fiscal year ended March 31, 2000. This increase was due to increased borrowings at a higher rate and non-cash interest from the warrant discount accretion of approximately $600,000.

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

     Our capital requirements relate primarily to the purchase of inventory, the carrying of customer accounts receivable, the investment in capital equipment and the acquisition of businesses. During the fiscal year ended March 31, 2002, our accounts receivable increased by 28.1%, or $24.0 million, from $85.6 million to $109.6 million; our inventories increased by 5.1%, or $9.1 million, from $176.4 million to $185.5 million; and our property and equipment increased by 94%, or $5.3 million, from $5.7 million to $11.0 million. We made no acquisitions of businesses during the fiscal year ending March 31, 2002. However, we believe that there are significant opportunities to add to our distribution businesses through acquisitions, particularly in the prescription pharmaceutical distribution industry. We will seek to identify attractive acquisition candidates that we believe will complement our current business.

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

     During the quarter ended September 30 of fiscal year 2000 we issued to RFE Investment Partners, an institutional investor, $15,000,000 principal amount 12% Senior Subordinated notes due 2005 and seven year warrants exercisable to purchase 1,700,000 shares of our Class A common stock at

$4.50 per share. The warrants are subject to a future contingent put option; under certain circumstances as defined the investor has the right to put the warrants to us after year five at a price of $8.00 per warrant.

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

     Operations for the fiscal year ended March 31, 2002, excluding non-cash charges for items such as depreciation and amortization, deferred income taxes, and asset impairment, provided cash of $8.9 million. Other changes in assets and liabilities resulting from operating activities for the fiscal year ended March 31, 2002 used cash of $26.5 million, resulting in net cash used in operating activities of $17.4 million. Investing activities, which principally consisted of acquisitions of property, plant and equipment, resulted in a use of cash of $3.7 million for the fiscal year ended March 31, 2002. For the fiscal year ended March 31, 2002, financing activities provided cash of $22.1 million, principally consisting of increased borrowing and issuance of common stock from the exercise of stock options.

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

     Reserves for Uncollectible Accounts. At March 31, 2002, our accounts receivable balance was $109.6 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. This policy is based on our past collection experience. During the fiscal year ended March 31, 2002 we added approximately $960,000 to our reserve for uncollectible accounts, bringing the total of that reserve to approximately $2.3 million at March 31, 2002. We did not write off any receivables during the fiscal year ended March 31, 2002.

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

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ALLOU HEALTH & BEAUTY CARE, INC.

                            By: /s/ David Shamilzadeh
                                ------------------------------------------------
                                Name:  David Shamilzadeh
                                Title: President, Principal Financial Officer,
                                       Principal Accounting Officer and Director

Dated:   July 31, 2002