Form 10-Q
period 2002-06-03
ALLOU HEALTH & BEAUTY CARE INC
filed 2002-08-14
CIK 846538

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to ____________

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

      (Registrant's telephone number, including area code): (631) 273-4000

         Indicate by a check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No __ - --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

         Below are indicated the number of shares outstanding of each of the issuer's classes of common stock:

                                                         Outstanding as of
                    Class                                 August 12, 2002
                    -----                                -----------------

Class A Common Stock, $.001 par value per share             6,136,476
Class B Common Stock, $.001 par value per share             1,200,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Cautionary Statement...........................................................1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2002
                  (Unaudited) and March 31, 2002...............................2

                  Consolidated Statements of Income for the Three Month
                  Periods Ended June 30, 2002 and June 30, 2001 (Unaudited)....3

                  Consolidated Statements of Cash Flows for the Three Month
                  Periods Ended June 30, 2002 and June 30, 2001 (Unaudited)....4

                  Notes to Consolidated Financial Statements (unaudited).......5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signature.....................................................................16

         UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "WE," "US," "OUR," "ALLOU" OR THE "COMPANY" INCLUDE ALLOU HEALTH & BEAUTY CARE, INC. AND OUR SUBSIDIARIES.

                              CAUTIONARY STATEMENT

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, which may include words such as "expect," "believe, "anticipate," "estimate," "plan," "project," "strategy" and "intend," involve certain known and unknown risks, uncertainties and other factors that may cause the statements to be materially different from actual future results. These factors include, among others: the competitive environment in the consumer health and beauty aids products industries; the availability of financing to fund the anticipated growth of our business; changes in consumer preferences and demographics; and the integration of any acquired business and operations.

ALLOU HEALTH AND BEAUTY CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                        ASSETS                                  June 30, 2002     March 31, 2002
                                                                                -------------     --------------
                                                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  2,850,513   $  1,245,521
   Accounts receivable, net of allowance for doubtful accounts
     of $2,037,396 and $2,297,396, respectively                                     113,423,031    109,655,884
   Inventories                                                                      193,580,480    185,470,903
   Prepaid inventory purchases                                                       11,105,948      7,707,085
   Prepaid and refundable income taxes                                                       --        324,526
   Other current assets                                                               2,051,483      1,990,326
   Deferred income taxes                                                              1,316,488      1,316,488
                                                                                   ------------   ------------
                  Total current assets                                              324,327,943    307,710,733

PROPERTY AND EQUIPMENT, net                                                          11,672,341     10,989,872
GOODWILL                                                                              4,086,732      4,086,732
OTHER ASSETS                                                                          2,000,250      2,077,438
DEFERRED INCOME TAXES                                                                    76,623         76,623
                                                                                   ------------  -------------


                  TOTAL ASSETS                                                     $342,163,889   $324,941,398
                                                                                   ============   ============

                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                  $199,888,864   $191,285,333
   Current portion of long-term debt and capital leases                               2,181,019      2,094,172
   Accounts payable and accrued expenses                                             30,514,306     24,240,501
                                                                                   ------------   ------------
                  Total current liabilities                                         232,584,189    217,620,006
                                                                                   ------------   ------------

LONG TERM LIABILITIES:
   Long-term debt and capital leases                                                  2,718,338      3,202,435
   Subordinated debt                                                                 12,120,348     11,859,348
   Common stock put warrants                                                          6,082,334      4,539,000
   Deferred income tax liability                                                        200,205        200,205
                                                                                   ------------   ------------
                  Total Long-term liabilities                                        21,121,225     19,800,988
                                                                                   ------------   ------------

                  TOTAL LIABILITIES                                                 253,705,414    237,420,994
                                                                                   ------------   ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 par value; 1,000,000 shares authorized,
     none issued and outstanding                                                             --             --
   Class A Common Stock, $.001 par value; 15,000,000 shares authorized,
     6,104,442 and 6,051,397 shares issued and outstanding, respectively                  6,104          6,051
   Class B Common Stock, $.001 par value; 2,200,000 shares authorized, 1,200,000
     shares issued and outstanding                                                        1,200          1,200
   Additional paid-in capital                                                        33,393,152     33,133,207
   Retained earnings                                                                 55,058,019     54,379,946
                                                                                   ------------   ------------
                  TOTAL STOCKHOLDERS' EQUITY                                         88,458,475     87,520,404
                                                                                   ------------   ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $342,163,889   $324,941,398
                                                                                   ============   ============


The accompanying notes are an integral part of these consolidated balance sheets.

                ALLOU HEALTH & BEAUTY CARE, INC. and subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                        For the Three Months Ended
                                                                                 June 30,
                                                                        2002                    2001
                                                                        ----                    ----
Revenues                                                            $147,391,823            $110,230,491

Costs of Revenues                                                    132,409,596              96,573,336
                                                                   -------------           -------------

                Gross Profit                                          14,982,227              13,657,155
                                                                   -------------           -------------

Operating Expenses

   Warehouse and Delivery                                              3,125,216               2,949,849
   Selling, General and Administrative                                 5,662,620               5,449,770
                                                                   -------------           -------------

         Total Expenses                                                8,787,836               8,399,619
                                                                   -------------           -------------

         Income From Operations                                        6,194,391               5,257,536
                                                                   -------------           -------------

Other Expenses

   Interest Expense                                                   (5,064,318)             (4,803,111)
                                                                   -------------           -------------

         Income Before Provision for Income Taxes                      1,130,073                 454,425

   Provision for Income Taxes                                            452,000                 180,000
                                                                   -------------           -------------

                NET INCOME                                       $       678,073         $       274,425
                                                                  ==============          ==============



Earnings Per Common Share

     Basic                                                                  $.09                    $.04
                                                                  ==============          ==============

     Diluted                                                                $.08                    $.04
                                                                  ==============          ==============

Weighted Average Common Shares Outstanding

     Basic                                                             7,281,768               6,836,484
                                                                  ==============          ==============

     Diluted                                                           8,904,996               6,862,485
                                                                  ==============          ==============



   The accompanying notes are an integral part of these consolidated financial statements.

                ALLOU HEALTH & BEAUTY CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            For the Three Months Ended
                                                                                     June 30,

                                                                              2002                   2001
                                                                              ----                   ----
Cash Flows From Operating Activities
------------------------------------
     Net Income                                                          $   678,073           $   274,425

Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:

     Depreciation and Amortization                                           389,534               322,530
     Amortization of Discount on Subordinated Debt                           261,000               154,072
     Non-Cash Change in Value of Contingent Put Warrants                   1,543,334               160,000

Decrease (Increase) In Assets:

Accounts Receivable                                                       (3,767,147)           (2,552,077)
          Inventories                                                     (8,109,577)           (7,202,794)
          Prepaid Purchases and Other Assets                              (3,151,065)            5,380,281

Increase (Decrease) In Liabilities:

     Accounts Payable and Accrued Expenses                                 6,273,805             1,472,076
                                                                          -----------           -----------

         Net Cash Used In Operating Activities                            (5,882,043)           (1,991,487)
                                                                          -----------           -----------
Cash Flows Used in Investing Activities
---------------------------------------

     Acquisition of Property and Equipment                                  (979,244)             (817,478)
                                                                          -----------           -----------
     Net Cash Used In Investing Activities                                  (979,244)             (817,478)
                                                                          -----------           -----------

Cash Flows From Financing Activities
------------------------------------

     Net Increase in Amounts Due Bank                                      8,603,531               507,325
     Borrowings - Long Term Debt                                             160,000             2,482,571
     Repayment of Debt                                                      (557,250)             (360,386)
     Net Proceeds From Exercise of Options                                   259,998                    -0-
                                                                          -----------           -----------

         Net Cash Provided By Financing Activities                         8,466,279             2,629,510
                                                                          -----------           -----------

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,604,992              (179,455)

               CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,245,521               263,774
                                                                          -----------           -----------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 2,850,513           $    84,319
                                                                          ===========           ===========


Supplemental Disclosures of Cash Flow Information:

   Cash Paid For:

Interest                                                                 $ 3,533,104           $ 4,893,089
Income Taxes                                                             $ 2,070,746           $        -0-


              The accompanying notes are an integral part of these consolidated financial statements.

                ALLOU HEALTH & BEAUTY, CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements of Allou Health & Beauty Care, Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 2002. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

2. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of income periods presented herein.

                                                             June 30,

                                                      2002               2001
                                                      ----               ----

 Basic                                               7,281,768         6,836,484
 Assumed exercise of stock options                   1,623,228            26,001
                                                     ---------       -----------

 Diluted                                             8,904,996         6,862,485
                                                     =========         =========

 Potentially dilutive securities excluded from
  computation because they are anti-dilutive           417,325         4,288,900
                                                    ==========         =========

         Net income as presented in the consolidated statements of income is used as the numerator in the EPS calculation for both the basic and diluted computations.

3. During fiscal 2001, the Company issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, presently to be based on financial results for the years ending March 31, 2003 and 2004, to put the warrants to the Company after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Scholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordinated notes. Included in interest expense for the three months ended June 30, 2002 and 2001 is $261,000 and $154,072 representing such accretion.

     The value of these contingent put warrants has been reflected as a liability in the accompanying consolidated balance sheets. In accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are marked to market through earnings on a quarterly basis. The value of these warrants at June 30, 2002 is $6,082,234. Included in interest expense for the three months ended June 30, 2002 and 2001 is $1,543,334 and $160,000 representing the change in the value of these warrants through June 30, 2002.

                ALLOU HEALTH & BEAUTY, CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. The Company records its shipping and handling amounts billed to customers within revenues and its shipping and handling costs within warehouse and delivery expenses. Shipping and handling billed to customers included in revenues for the three months ended June 30, 2002 and 2001, were not material. Shipping and handling costs totaled approximately $806,943 and $917,747, for the three months ended June 30, 2002 and 2001, respectively.

     Effective April 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS
No. 141" and "SFAS No. 142", respectively). These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Effective April 1, 2002, the Company has adopted the provisions of SFAS 142, which reduced amortization charges by $97,000.

     In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2003. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has determined that as of June 30, 2002 these assets are not impaired.

     The following table presents pro forma net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                                       Three Months Ended            Three Months Ended
                                                                              June 30,                    June 30,
                                                                                2002                        2001
                                                                                ----                        ----


          Reported Net Earnings                                          $       678,073             $       274,425

          Add Back:
          Goodwill amortization, net of tax                                        - 0 -                      58,200

     Pro forma Net Earnings                                              $       678,073             $       332,625

     Basic net earnings per common share                                 $           .09             $           .04

          Goodwill amortization, net of tax                                        - 0 -                         .01
                                                                           -------------             ---------------

          Pro forma net earnings                                         $           .09             $           .05
                                                                          ==============              ==============

     Diluted net earnings per common share                               $           .08             $           .04

          Goodwill amortization, net of tax                                        - 0 -             $           .01
                                                                          --------------             ---------------

          Pro forma net earnings                                         $           .08             $           .05
                                                                          ==============              ==============

     Weighted average common shares outstanding:

         Basic                                                                 7,281,768                  6,836,484
         Diluted                                                               8,904,996                  6,862,485


5.Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or a different customer base.

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

                ALLOU HEALTH & BEAUTY, CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Segment data for the three months ended June 30, 2002 and 2001 was as follows:


                                            Wholesale      Pharmaceuticals
                                           Distribution      Distribution        Manufacturing      Consolidated
                                           ------------    ---------------       -------------      ------------
Three months ended June 30, 2002

  Revenue                                 $  90,529,243         $56,018,703      $    843,877       $147,391,823
  Depreciation and Amortization                 281,759               4,125           103,650            389,534
  Income (Loss) From Operations
    Before Taxes                              1,361,854             936,962        (1,168,743)         1,130,073
  Segment Assets                            278,483,757          55,443,261         8,236,871        342,163,889

Three months ended June 30, 2001

  Revenue                                 $  55,507,795         $51,738,659       $ 2,984,037       $110,230,491
  Depreciation and Amortization                 265,530               4,125            52,875            322,530
  Income (Loss) From Operations
    Before Taxes                          (  2,956,911)           3,158,149           253,187            454,425
  Segment Assets                            239,190,549          50,160,218         9,248,747        298,599,514


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         We distribute consumer personal care products and prescription pharmaceuticals on a national basis. We also manufacture upscale hair and skin care products for sale under private labels. Our consumer personal care products distribution business includes prestige brand name designer fragrances, brand name health and beauty aids products and non-perishable packaged food items. Our prescription pharmaceuticals distribution business includes both brand name and generic pharmaceutical products. For the three months ended June 30, 2002, our revenues have grown by approximately 34% through internal growth when compared to the same period in the prior year, which has enabled us to expand our product offerings, enter into new geographic markets, add new customers and cross-sell existing and new product lines to our diversified customer base.

         Distribution of consumer personal care products accounted for approximately 61% of our revenues during the three months ended June 30, 2002, and 50% of our revenues for the three months ended June 30, 2001. Distribution of prescription pharmaceutical products accounted for approximately 38% of our revenues during the three months ended June 30, 2002, and 47% of our revenues during the three months ended June 30, 2001. Manufacture and distribution of hair and skin care products accounted for approximately 0.6% of our revenues during the three months ended June 30, 2002, and 2.7% of our revenues for the three months ended June 30, 2001. Our operating results for the three months ended June 30, 2002 and 2001 expressed as a percentage of sales were as follows:

                                             FOR THE THREE MONTHS ENDED JUNE 30,

                                                     2002               2001
                                                     ----               ----
  Net sales                                         100.0%             100.0%
  Costs of goods sold                                89.8               87.6
                                                    -----              -----
  Gross profit                                       10.2               12.4
  Warehouse & delivery expenses                       2.1                2.7
  Selling, general and administrative expenses        3.9                4.9
                                                    -----              -----
  Operating income                                    4.2                4.8
  Net interest expense                                3.4                4.4
                                                    -----              -----
  Income before income tax                            0.8                0.4
  Income tax provision                                0.3                0.2
                                                    -----              -----
  Net income                                          0.5%               0.2%

THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

         REVENUES. Revenues for the three months ended June 30, 2002 increased $37.2 million to $147.4 million, representing a 33.7% gain as compared to revenues of $110.2 million for the three months ended June 30, 2001. This increase resulted from increased revenues from certain segments of our business as described below. The increased demand for our products resulted from an expanded customer base and increases in same store sales.

         Contributions to this increase in revenues by product segment are as follows: sales of brand name health and beauty aids, prestige designer fragrances and non-perishable food products, increased 63% for the three months ended June 30, 2002 compared to the same period in fiscal 2001, due to increases in same store sales and an expanded customer base. Sales of prescription pharmaceuticals increased 8.3% in the comparable period. This increase in revenues is due to increases in same store sales. Our manufacturing subsidiary had a 72% decrease in revenues for the three months ended June 30, 2002 as compared to the comparable period in the prior year. This decrease was due to the change in the timing of demand for the private label products. In addition, we recently reached an agreement with a major consumer manufacturing company to produce under private label approximately $10.0 million in revenues which will be shipped over the next 12 months.

         GROSS PROFIT. Gross profit for the three months ended June 30, 2002 was $15.0 million, representing a 9.7% increase over gross profit of $13.7 million for the same period in the prior year. Gross profit as a percentage of sales decreased to 10.2% for the three months ended June 30, 2002 from 12.4% when compared to the same period in the prior year. This decrease is due to sales of pharmaceutical products having lower gross profit margins in this quarter when compared to our other segments.

         WAREHOUSE, DELIVERY, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Warehouse, delivery, selling, general and administrative expenses for the three months ended June 30, 2002 increased $388,217 to $8.8 million from $8.4 million in the prior year. Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of revenues to 6.0% for the three months ended June 30, 2002 from 7.6% when compared to the same period in the prior year. This decrease as a percentage of revenues is due in part to reduced freight costs and improved efficiencies in warehouse operations and reduced costs associated with outside bonded warehouses, as well as the effect of fixed selling and administrative expenses over a larger sales base.

         INTEREST EXPENSE. Interest expense as a percentage of revenues for the three months ended June 30, 2002 decreased to 3.4% from 4.4% for the same period in the prior year. This decrease was due to a decrease in interest rates offset by the accretion of discounts associated with the original value of the warrants associated with the subordinated debt and, to a larger extent, by the change in the fair market value of the warrants based on the Black-Scholes calculation method which for the three months ended June 30, 2002 was approximately $1.5 million. The adjustment for the change of approximately $1.5 million was primarily due to the market price of our Common Stock at June 30, 2002 which was $7.80. As of June 30, 2002, the fair market value for our warrants was approximately $6.0 million.

         NET INCOME. Our net income for the three months ended June 30, 2002 increased $403,648, or 147%, to $678,073 as compared to $274,425 for the same period in the prior year. This increase in net income is due in part to an increase in operating income due to increased sales.

LIQUIDITY AND CAPITAL RESOURCES

         Cash increased approximately $1.6 million to $2.8 million at June 30, 2002 from $1.2 million at the beginning of the fiscal year. Our cash balance was higher due to cash receipts on the last day of the quarter which were not remitted to offset our loan balance until after June 30, 2002.

         At June 30 2002, we had $199.9 million in borrowings and approximately $100,000 of unused credit under our $200 million credit facility. Our credit facility is secured by a security interest in certain of our assets and properties, including the capital stock of certain of our subsidiaries.

         Our working capital increased approximately $1.6 million to approximately $91.7 million at June 30, 2002 from approximately $90.1 million at March 31, 2002, primarily due to an increase in accounts receivable and inventories offset by higher related borrowings.

         We meet our working capital requirements from internally generated funds and from a financing agreement entered into on September 4, 2001 with a consortium of banks led by Congress Financial Corporation and Citibank, N.A. for financing our accounts receivable and inventory. As of June 30, 2002, we had $199,888,864 outstanding under our $200 million bank line of credit. The credit facility is secured by a security interest in most of our assets. Interest on the loan balance is payable at .25% per annum above the prime rate or 2.75% per annum above the Eurodollar rate at our option. The effective rate of interest charged to us at June 30, 2002 was 4.65%. We utilize cash generated from operations to reduce short-term borrowings which in turn acts to increase loan availability consistent with our financing agreement.

         During the quarter ended September 30 of fiscal year 2001, we issued to RFE Investment Partners, an institutional investor, $15,000,000 principal amount 12% Senior Subordinated notes due 2005 and seven year warrants exercisable to purchase 1,700,000 shares of our Class A common stock at $4.50 per share. The warrants are subject to a future put option; under certain circumstances, as defined, the investor has the right to put the warrants us after year five at a price of $8.00 per warrant. The change in the fair market value of these warrants resulted in a non-cash interest charge of approximately $1.5 million, which was primarily due to the market price of our Common Stock at June 30, 2002.

         Our accounts receivable increased to $113,423,031 as at June 30, 2002 from $109,655,884 as at March 31, 2002, representing an increase of 3.4%. This increase is due to an increase in sales.

         Inventories increased by approximately $8.1 million, or 4.4% for the three months ended June 30, 2002 when compared to the fiscal year ended March 31, 2002. This increase in inventory is in anticipation of increased sales during fiscal 2003.

         In order for us to continue our growth, it will be necessary for us to obtain additional financing. We have had discussions with certain financial institutions concerning additional financing arrangements, and anticipate that such arrangements will be in place during the quarter ending September 30, 2002, or shortly thereafter. Based upon current levels of operations and anticipated growth, we expect that sufficient cash flow will be generated from operations so that, combined with other financing sources, we will be able to meet all of our debt service, capital expenditure and working capital requirements for the next twelve months.

         Operations for the three months ended June 30, 2002, excluding non-cash charges for depreciation and amortization, the change in the fair market value of the warrants, and deferred income taxes, provided cash of $2.9 million. This amount was offset by changes in assets and liabilities resulting from operating activities for the three months ended June 30, 2002, which used cash of $8.8 million, resulting in net cash used in operating activities of $5.9 million. Investing activities, which principally consisted of acquisitions of property, plant and equipment, resulted in a use of cash of $979,244 for the three months ended June 30, 2002. For the three months ended June 30, 2002, financing activities provided cash of $8.5 million, principally consisting of increased borrowing and issuance of common stock from the exercise of options.

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

         RESERVES FOR UNCOLLECTIBLE ACCOUNTS. At June 30, 2002, our accounts receivable balance was $113.4 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. This policy is based on our past collection experience. During the three months ended June 30, 2002, we decreased our reserve for uncollectible accounts by approximately $260,000, bringing the total of that reserve to approximately $2.0 million at June 30, 2002. We did not write off any receivables during the three months ended June 30, 2002.

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

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is recorded at cost and is depreciated on straight-line and accelerated methods over the estimated useful lives of such assets. Changes in circumstances such as technological advances or changes in our capital strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the net book value in excess of the salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

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

         GOODWILL. We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

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


         VALUATION OF CONTINGENT PUT WARRANTS. The contingent put warrants associated with the subordinated debt are being valued on a quarterly basis using the Black-Scholes Pricing Model. This model is subject to change in our stock price, as well as the potential that the warrants will become exercisable due to market conditions, and the change in risk free interest rates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective April 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 141" and "SFAS No. 142", respectively). These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Effective April 1, 2002, the Company has adopted the provisions of SFAS 142, which reduced amortization charges by $97,000.

     In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the first quarter of fiscal 2003. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has determined that as of June 30, 2002 these assets are not impaired.

     The following table presents pro forma net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                               Three Months Ended       Three Months Ended
                                                                      June 30,               June 30,
                                                                        2002                   2001
                                                                        ----                   ----


          Reported Net Earnings                                  $       678,073        $      274,425

          Add Back:
          Goodwill amortization, net of tax                                - 0 -                58,200

     Pro forma Net Earnings                                      $       678,073        $      332,625

     Basic net earnings per common share                         $           .09        $          .04

          Goodwill amortization, net of tax                                - 0 -                   .01
                                                                   -------------        --------------

          Pro forma net earnings                                 $           .09        $          .05
                                                                  ==============         =============

     Diluted net earnings per common share                       $           .08        $          .04

          Goodwill amortization, net of tax                                - 0 -        $          .01
                                                                  --------------         -------------

          Pro forma net earnings                                 $           .08        $          .05
                                                                  ==============         =============

     Weighted average common shares outstanding:

         Basic                                                         7,281,768             6,836,484
         Diluted                                                       8,904,996             6,862,485

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe adoption of SFAS 143 will not have a material effect on our financial position or results of operations.

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We expect to adopt this statement for the fiscal year ending March 31, 2003, and do not anticipate that it will have a material impact on our consolidated financial results.

INFLATION AND SEASONALITY

         Inflation has not had any significant adverse effects on our business and we do not believe it will have any significant effect on our future business. Our fragrance business is seasonal, with greater sales during the Christmas season than in other seasons. Our other product lines are not seasonal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

         None.

(b)      REPORTS ON FORM 8-K:

         During the quarter for which this Report on Form 10-Q is filed, the Company filed a Report on Form 8-K, as amended by a Report on Form 8-K/A, dated (date of earliest event reported) June 6, 2002, reporting under Item 4 - Changes in Registrant's Certifying Accountant. No financial statements were filed with this Report on Form 8-K, as amended by a Report on Form 8-K/A.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002             ALLOU HEALTH & BEAUTY CARE, INC.

                                  By: /s/ David Shamilzadeh
                                  -------------------------
                                      Name:  David Shamilzadeh
                                      Title: President, Principal Financial
                                             Officer and Principal Accounting
                                             Officer