Form 10-Q
period 2002-09-30
ALLOU HEALTH & BEAUTY CARE INC
filed 2002-11-15
CIK 846538

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                         Commission file number 1-10340

                             ALLOU HEALTHCARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                     1-2953972
--------------------------------------------------------------------------------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

   50 Emjay Boulevard, Brentwood, New York                      11717
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

      (Registrant's telephone number, including area code): (631) 273-4000
                                                            --------------

  (Former Name, if Changed Since Last Report): Allou Health & Beauty Care, Inc.
                                               --------------------------------

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No __ - --

     Below are indicated the number of shares outstanding of each of the issuer's classes of common stock:

                                                        Outstanding as of
                    Class                               November 4, 2002
                    ------                              ------------------
Class A Common Stock, $.001 par value per share              6,734,992
Class B Common Stock, $.001 par value per share              1,200,000



================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----



Cautionary Statement..........................................................1

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets..........................................2
         Consolidated Statements Of Income (six-month period).................3
         Consolidated Statements Of Income (three-month period)...............4
         Consolidated Statements Of Cash Flows................................5
         Notes To Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations........................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........17

Item 4.  Controls and Procedures..............................................17

                          Part II -- Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

Signature.....................................................................20

Certifications................................................................21

Exhibits E-1

     UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "WE," "US," "OUR," "ALLOU" OR THE "COMPANY" INCLUDE ALLOU HEALTHCARE, INC. AND OUR SUBSIDIARIES.


                              CAUTIONARY STATEMENT

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation," are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, which may include words such as "expect," "believe, "anticipate," "estimate," "plan," "project," "strategy" and "intend," involve certain known and unknown risks, uncertainties and other factors that may cause the statements to be materially different from actual future results. These factors include, among others: the competitive environment in the consumer health and beauty aids products industries; the availability of financing to fund the anticipated growth of our business; changes in consumer preferences and demographics; and the integration of any acquired business and operations.

ITEM 1.  FINANCIAL STATEMENTS

ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                         September 30, 2002           March 31,
                                      ASSETS                                                (Unaudited)                 2002
                                      ------                                           ----------------------     ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $3,579,430              $1,245,521
   Accounts receivable, net of allowance for doubtful accounts
        of $2,277,396 and $2,297,396, respectively                                           110,420,413             109,655,884
   Inventories                                                                               110,633,271             185,470,903
   Inventory claim receivable (note 3)                                                        86,586,909                       -
   Prepaid inventory purchases                                                                12,924,580               7,707,085
   Prepaid and refundable income taxes                                                                 -                 324,526
   Other current assets                                                                        2,991,251               1,990,326
   Deferred income taxes                                                                       1,316,488               1,316,488
                  Total current assets                                                       328,452,342             307,710,733

PROPERTY AND EQUIPMENT, net                                                                   12,912,733              10,989,872
GOODWILL                                                                                       4,086,732               4,086,732
OTHER ASSETS                                                                                   1,959,368               2,077,438
DEFERRED INCOME TAXES                                                                             76,623                  76,623
                  TOTAL ASSETS                                                              $347,487,798            $324,941,398

                         LIABILITIES & STOCKHOLDERS' EQUITY
                         ----------------------------------

CURRENT LIABILITIES:
   Line of credit                                                                           $199,695,123            $191,285,333
   Current portion of long-term debt and capital leases                                        3,306,045               2,094,172
   Accounts payable and accrued expenses                                                      27,169,524              24,240,501
   Income taxes payable                                                                          985,230                       -
                  Total current liabilities                                                  231,155,922             217,620,006

LONG TERM LIABILITIES:
   Long-term debt and capital leases                                                           5,559,046               3,202,435
   Subordinated debt                                                                          12,381,348              11,859,348
   Common stock put warrants                                                                   4,920,220               4,539,000
   Deferred income tax liability                                                                 200,205                 200,205
                  Total Long-term liabilities                                                 23,060,819              19,800,988
                  TOTAL LIABILITIES                                                          254,216,741             237,420,994

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 par value; 1,000,000 shares authorized,
        none issued and outstanding                                                                    -                       -
   Class A Common Stock, $.001 par value; 15,000,000 shares authorized, 6,734,992
   and 6,051,397 shares issued and outstanding, respectively                                       6,735                   6,051
   Class B Common Stock, $.001 par value; 2,200,000 shares authorized, 1,200,000
   shares issued and outstanding                                                                   1,200                   1,200
   Additional paid-in capital                                                                 36,284,262              33,133,207
   Retained earnings                                                                          59,620,602              54,379,946
   Stock receivable                                                                           (2,641,742)                      -
                  TOTAL STOCKHOLDERS' EQUITY                                                  93,271,057              87,520,404

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $347,487,798            $324,941,398

  The accompanying notes are an integral part of these consolidated financial statements.

ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)




                                                                                  For The Six Months Ended
                                                                                       September 30,
                                                                               -----------------------------------
                                                                                 2002                  2001
                                                                                 ----                  ----
Revenues                                                                       $314,276,811          $259,212,391
Cost of Revenues                                                                277,786,262           228,789,517
                                                                               ------------          ------------
                  Gross Profit                                                   36,490,549            30,422,874
                                                                               ------------          ------------
Operating Expenses
------------------
     Warehouse and Delivery                                                       7,648,455             6,105,293
     Selling, General and Administrative                                         12,722,475            11,087,496
                                                                               ------------          ------------
         Total Operating Expenses                                                20,370,930            17,192,789
                                                                               ------------          ------------
         Income From Operations                                                  16,119,619            13,230,085
                                                                               ------------          ------------
Other Expenses
--------------
     Interest Expense - Net                                                       7,385,964             9,194,909
                                                                               ------------          ------------
         Income From Operations Before Income Taxes                               8,733,655             4,035,176

Provision for Income Taxes                                                        3,493,000             1,525,000
                                                                               ------------          ------------
                  NET INCOME                                                     $5,240,655            $2,510,176
                                                                               ------------          ------------

Earnings Per Common Share
-------------------------
     Basic                                                                             $.69                  $.36
                                                                               ============          ============
     Diluted                                                                           $.60                  $.36
                                                                               ============          ============

Weighted Average Common Shares Used in Computing Per Share Amounts
------------------------------------------------------------------
     Basic                                                                        7,569,516             6,885,131
                                                                               ============          ============
     Diluted                                                                      8,742,006             6,912,755
                                                                               ============          ============


  The accompanying notes are an integral part of these consolidated financial statements.

ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                                             For The Three Months Ended
                                                                                                   September 30,
                                                                                         ---------------------------------
                                                                                            2002                  2001
                                                                                            ----                  ----
Revenues                                                                                $166,884,988        $148,981,900
Cost of Revenues                                                                         145,376,666         132,216,182
                                                                                        ------------        ------------
                  Gross Profit                                                            21,508,322          16,765,718
                                                                                        ------------        ------------
Operating Expenses
------------------
         Warehouse and Delivery                                                            4,523,239           3,155,443
         Selling, General and Administrative                                               7,059,855           5,637,726
                                                                                        ------------        ------------
                  Total Operating Expenses                                                11,583,094           8,793,169
                                                                                        ------------        ------------
                  Income From Operations                                                   9,925,228           7,972,549
                                                                                        ------------        ------------
Other Expenses
--------------
         Interest Expense - Net                                                            2,321,646           4,391,798
                                                                                        ------------        ------------
                  Income Before Provision for Income Taxes                                 7,603,582           3,580,751
Provision for Income Taxes                                                                 3,041,000           1,345,000
                                                                                        ------------        ------------
                  NET INCOME                                                              $4,562,582          $2,235,751
                                                                                        ============        ============

Earnings Per Common Share
-------------------------
         Basic                                                                                  $.58                $.32
                                                                                        ============        ============
         Diluted                                                                                $.53                $.32
                                                                                        ============        ============
Weighted Average Common Shares Used in Computing Per Share Amounts
------------------------------------------------------------------
         Basic                                                                             7,854,140           6,933,249
                                                                                        ============        ============
         Diluted                                                                           8,556,564           6,962,865
                                                                                        ============        ============




  The accompanying notes are an integral part of these consolidated financial statements.

ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                  For The Six Months Ended
                                                                                       September 30,
                                                                                ---------------------------------
                                                                                 2002                  2001
                                                                                 ----                  ----
Cash Flows From Operating Activities
------------------------------------
         Net Income                                                           $5,240,655            $2,510,176
Adjustments to Reconcile Net Income to Net Cash
  Used in Operating Activities:
         Depreciation and Amortization                                           772,367               677,058
         Non-Cash Interest Expense                                               903,220                65,374
         Common Stock Issued for Compensation                                    250,000                    -0-

Changes in Operating Assets and Liabilities:
         Accounts Receivable                                                    (764,529)          (22,195,120)
         Inventories and Inventory Claim Receivable                          (11,749,277)             (465,367)
         Prepaid Purchases and Other Assets                                   (5,956,341)            3,186,568
         Accounts Payable and Accrued Expenses                                 2,929,023               635,228
         Income Taxes Payable                                                    985,230                    -0-
                                                                              ----------            ----------
                  Net Cash Used In Operating Activities                       (7,389,652)          (15,586,083)
                                                                              ----------            ----------

Cash Flows Used in Investing Activities
---------------------------------------
         Acquisition of Property and Equipment                                (2,514,710)           (1,762,579)
                                                                              ----------            ----------

Cash Flows From Financing Activities
------------------------------------
         Net Increase in Amounts Due Bank                                      8,409,790            13,216,309
         Borrowings                                                            4,703,800             5,549,889
         Repayment of Debt                                                    (1,135,316)           (1,145,197)
         Net Proceeds in Connection with the Exercise of Options
         and Warrants                                                            259,997                    -0-
                                                                              ----------            ----------
                  Net Cash Provided By Financing Activities                   12,238,271            17,621,001
                                                                              ----------            ----------
                      INCREASE IN CASH                                         2,333,909               272,339
                      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,245,521               263,774
                                                                              ----------            ----------
                      CASH AND CASH EQUIVALENTS AT END OF PERIOD              $3,579,430              $536,113
                                                                              ==========            ==========
Supplemental Disclosures of Cash Flow Information:
         Cash Paid For:
                  Interest                                                    $7,783,134           $10,100,509
                  Income Taxes                                                $4,126,746                    -0-
         Non-Cash Financing Activities:
Notes Issued for Acquisition of Property and Equipment                               $-0-           $2,686,867
Common Stock Issued for Debt Repayment                                               $-0-             $500,000
Notes Received In Connection with the Exercising
of Common Stock Options                                                       $2,641,742                    -0-

   The accompanying notes are an integral part of these consolidated financial statements.

                    ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements of Allou Healthcare, Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 2002. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

2. On September 12, 2002, at the Company's annual meeting of stockholders, the board of directors approved changing the Company's name to Allou Healthcare, Inc. The Company's decision to change its name is to reflect the fact that it is focusing the majority of its business on the distribution of pharmaceutical products.

3. On September 25-26, 2002, an extensive fire occurred at a public warehouse in Brooklyn, New York which is used by the Company and other tenants to store goods. The warehouse is operated by an entity unrelated to the Company. The operator leases the warehouse facility from an entity owned by relatives of certain officers of the Company. The Company has recorded an insurance claim receivable of $86.6 million on its balance sheet representing the cost basis of the lost inventory, and has filed a claim with the insurance companies in the amount of $101 million, representing the selling price of the lost inventory. If the Company receives the entire amount of this $101 million insurance claim, the Company would recognize a gain of $14.4 million. In addition, the Company's policies provide for business interruption and extra expense insurance up to a maximum of $35 million.

     In October 2002, the Company received a "reservation of rights" letter from its primary insurance carrier claiming that the warehouse fire appeared to be incendiary in nature. The insurance policies list the Company's senior lenders as loss payees and may under certain circumstances obligate the insurance companies to indemnify the senior lenders regardless of any act or omission of the Company. The investigation by various parties as to the cause of the fire is ongoing. If payment by the insurance companies is delayed or if the amount of the payment is less than the sales price of the inventory, depending on the extent of the delay and the amount of the payment, there could be a material adverse effect on the Company's ability to finance its current operations at current levels. The Company has retained professionals to pursue insurance recovery.

4. The following table is a reconciliation of the weighted-average shares (denominator) used in the computation of basic and diluted EPS for the statement of income periods presented herein.

                     ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                               Six months ended                  Three months ended
                                                                 September 30,                      September 30,
                                                            -----------------------------     ----------------------------
                                                             2002             2001              2002             2001
                                                             ----             ----              ----             ----
Basic                                                       7,569,516         6,885,131        7,854,140         6,933,249
Assumed exercise of stock options                           1,172,490            27,624          702,424            29,616
                                                            ---------         ---------        ---------         ---------
Diluted                                                     8,742,006         6,912,755        8,556,564         6,962,865
                                                            =========         =========        =========         =========

Potentially dilutive securities excluded from
computation because they are anti-dilutive                    817,325         4,128,900        1,247,850         4,128,900
                                                            =========         =========        =========         =========

     Net income as presented in the unaudited consolidated statements of income is used as the numerator in the EPS calculation for both the basic and diluted computations.

5. During fiscal 2001, the Company issued to an institutional investor an aggregate of $15,000,000 of 12% senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, presently to be based on financial results for the year ending March 31, 2003, to put the warrants to the Company after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Sholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordinated notes. Included in interest expense for the six months ended September 30, 2002 and 2001 is $522,000 and $308,144 representing such accretion. Included in interest expense for the three months ended September 30, 2002 and 2001 is $261,000 and $154,072 representing such accretion.

     The value of these contingent put warrants has been reflected as a liability in the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are marked to market through earnings on a quarterly basis. The value of these warrants at September 30, 2002 is $4,920,220. Included in interest expense for the six months ended September 30, 2002 is $381,320 representing the change in value of these warrants from April 1, 2002 through September 30, 2002. Interest expense for the three months ended September 30, 2002 was reduced by $1,162,114 representing the change in value of these warrants from July 1, 2002 through September 30, 2002. Interest expense for the six months ended September 30, 2001 was reduced by $242,770 representing the change in the value of these warrants from April 1, 2001 through September 30, 2001. Interest expense for the three months ended September 30, 2001 was reduced by $402,770 representing the change in value of these warrants through September 30, 2001.

6. On July 12, 2002, certain officers of the Company exercised options to purchase 598,500 shares of Class A common stock pursuant to stock options previously granted to them. In connection with those exercises, these officers executed promissory notes totaling $2,641,742 due three years after the date of execution together with interest payable at 5% per annum. This amount is reflected as a stock subscription receivable in the accompanying consolidated balance sheets. The present terms of these notes require the value of the issued stock to be marked to

                     ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


market each reporting period, while the notes are outstanding, which may add to earnings volatility. Furthermore, during the three months ended September 30, 2002, the company issued shares of common stock valued at $250,000 for employee compensation.

7. In accordance with EITF Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs", the Company's shipping and handling costs, billed to customers, are included in revenue. The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses. Shipping and handling billed to customers and included in revenues for the periods ended September 30, 2002 and 2001 was not material. Shipping and handling costs totaled approximately $2,121,183 and $1,920,333, for the six months ended September 30, 2002 and 2001, respectively. Shipping and handling costs totaled approximately $1,314,240 and $1,002,586 for the three months ended September 30, 2002 and 2001, respectively.

     Effective April 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS
No. 141" and "SFAS No. 142", respectively). These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Effective April 1, 2002, the Company has adopted the provisions of SFAS 142, which reduced amortization charges by $194,000 for the six months ended September 30, 2002.

     In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2003. That effort, and preliminary assessments of our identifiable intangible assets, indicated that no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has determined that as of September 30, 2002 these assets are not impaired.

                     ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table presents pro forma net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.


                                                               Six months ended                  Three months ended
                                                                 September 30,                      September 30,
                                                             2002             2001              2002             2001
                                                             ----             ----              ----             ----
Reported Net Earnings                                     $5,240,655        $2,510,176       $4,562,582        $2,235,751
         Add Back:
         Goodwill amortization, net of tax                        -0-          116,400               -0-           58,200
Pro forma Net Earnings                                    $5,240,655        $2,626,576       $4,562,582        $2,293,951
Basic net earnings per common share                             $.69              $.36             $.58              $.32
         Goodwill amortization, net of tax                        -0-              .02               -0-              .01
         Pro forma basic net earnings per common                $.69              $.38             $.58              $.33
         share
Diluted net earnings per common share                           $.60              $.36             $.53              $.32
         Goodwill amortization, net of tax                        -0-              .02               -0-              .01
         Pro forma diluted net earnings per common              $.60              $.38             $.53              $.33
         share
Weighted average common shares outstanding:
         Basic                                             7,569,516         6,885,131        7,854,140         6,933,249
         Diluted                                           8,742,006         6,912,755        8,556,564         6,962,865


     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 as of April 1, 2002, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

8. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or a different customer base.

                     ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Segment data for the six months ended September 30, 2002 and 2001 was as follows:



                                                        Wholesale          Pharmaceuticals
                                                       Distribution          Distribution         Manufacturing        Consolidated
                                                       ------------          ------------         -------------        ------------
Six months ended September 30, 2002
     Revenue                                           $197,551,110          $111,255,723            $5,469,978        $314,276,811
     Depreciation and Amortization                          558,518                 6,549               207,300             772,367
     Income (Loss) From Operations Before Taxes           8,408,132             1,253,656              (928,133)          8,733,655
     Segment Assets                                      293,652,457            41,296,767            12,538,574         347,487,798
Six months ended September 30, 2001
     Revenue                                            $147,636,290          $107,206,169            $4,369,932        $259,212,391
     Depreciation and Amortization                           502,558                 8,250               166,250             677,058
     Income (Loss) From Operations
       Before Taxes                                          767,355             3,776,865              (509,044)          4,035,176
     Segment Assets                                      243,887,067            59,704,161            10,629,881         314,221,109


Segment  data for the three  months  ended  September  30,  2002 and 2001 was as follows:
                                                        Wholesale          Pharmaceuticals
                                                       Distribution          Distribution         Manufacturing        Consolidated
                                                       ------------          ------------         -------------        ------------
Three months ended September 30, 2002
     Revenue                                            $107,021,867           $55,237,020            $4,626,101        $166,884,988
     Depreciation and Amortization                           276,759                 2,424               103,650             382,833
     Income From Operations
       Before Taxes                                        7,046,278               316,694               240,610           7,603,582
     Segment Assets                                      293,652,457            41,296,767            12,538,574         347,487,798

Three months ended September 30, 2001
     Revenue                                             $92,128,495           $55,467,510            $1,385,895        $148,981,900
     Depreciation and Amortization                           265,530                 4,125                84,875             354,530
     Income (Loss) From Operations
       Before Taxes                                        3,724,266               618,716              (762,231)          3,580,751
     Segment Assets                                      243,887,067            59,704,161            10,629,881         314,221,109


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     We distribute consumer personal care products and prescription pharmaceuticals on a national basis. We also manufacture upscale hair and skin care products for sale under private labels. Our consumer personal care products distribution business includes prestige brand name designer fragrances, brand name health and beauty aids products and non-perishable packaged food items. Our prescription pharmaceuticals distribution business includes both brand name and generic pharmaceutical products. For the six months ended September 30, 2002, our revenues have grown by approximately 21% through internal growth when compared to the same period in the prior year, which has enabled us to expand our product offerings, enter into new geographic markets, add new customers and cross-sell existing and new product lines to our diversified customer base.

     Distribution of consumer personal care products accounted for approximately 63% of our revenues during the six months ended September 30, 2002, and 57% of our revenues for the six months ended September 30, 2001. Distribution of prescription pharmaceutical products accounted for approximately 35% of our revenues during the six months ended September 30, 2002, and 41% of our revenues during the six months ended September 30, 2001. Manufacture and distribution of hair and skin care products accounted for approximately 1.7% of our revenues during the six months ended September 30, 2002 and 1.7% of our revenues for the six months ended September 30, 2001. Our operating results for the six months ended September 30, 2002 and 2001 expressed as a percentage of sales were as follows:

                                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                           (Amounts may not add due to rounding)

                                                 2002                2001
                                                 ----                ----
Net sales                                       100.0%              100.0%
Costs of goods sold                              88.4%               88.3%
                                            ----------------     --------------
Gross profit                                     11.6%               11.7%
Warehouse & delivery expenses                     2.4%                2.4%
Selling, general and administrative
 expenses                                         4.0%                4.3%
                                            ----------------     --------------
Operating income                                  5.1%                5.1%
Net interest expense                              2.4%                3.5%
                                            ----------------     --------------
Income before income tax                          2.8%                1.5%
Income tax provision                              1.1%                0.6%
                                            ----------------     --------------
Net income                                        1.7%                1.0%

                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                         (Amounts may not add due to rounding)

                                                 2002                2001
                                                 ----                ----
Net sales                                       100.0%              100.0%
Costs of goods sold                              88.1%               88.7%
Gross profit                                     12.9%               11.3%
Warehouse & delivery expenses                     2.7%                2.1%
Selling, general and administrative
 expenses                                         4.2%                3.8%
Operating income                                  5.9%                5.4%
Net interest expense                              1.4%                2.9%
Income before income tax                          4.6%                2.4%
Income tax provision                              1.8%                0.9%
Net income                                        2.7%                1.5%

THE SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2001

     Revenues.  Revenues for the six months ended  September 30, 2002  increased
$55.1 million to $314.3 million, representing a 21.2% gain as compared to revenues of $259.2 million for the six months ended September 30, 2001. This increase resulted from increased revenues from certain segments of our business as described below. The increased demand for our products resulted from an expanded customer base and increases in same store sales.

     Contributions to this increase in revenues by product segment are as follows: sales of brand name health and beauty aids, prestige designer fragrances and non-perishable food products, increased 34% for the six months ended September 30, 2002 compared to the same period in fiscal 2001, due to increases in same store sales and an expanded customer base. Sales of prescription pharmaceuticals increased 3.7% in the comparable period. This increase in revenues is due to increases in same store sales. Our manufacturing subsidiary had a 18% decrease in revenues for the six months ended September 30, 2002 as compared to the comparable period in the prior year. This decrease was due to the change in the timing of demand for the private label products. In addition, we recently reached an agreement with a major consumer manufacturing company to produce under private label approximately $10.0 million in revenues, which will be shipped over the next 12 months.

     Gross Profit. Gross profit for the six months ended September 30, 2002 was $36.5 million, representing a 19.9% increase over gross profit of $30.4 million for the same period in the prior year. Gross profit as a percentage of sales decreased to 11.6% for the six months ended September 30, 2002 from 11.7% when compared to the same period in the prior year. This decrease is due to sales of pharmaceutical products having lower gross profit margins in this period when compared to our other segments.

     Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, delivery, selling, general and administrative expenses for the six months ended September 30, 2002 increased $3.2 million to $20.4 million from $17.2 million in the prior year. Warehouse, delivery, selling, general and administrative expenses decreased as a percentage of revenues to 6.4% for the six months ended September 30, 2002 from 6.7% when compared to the same period in the prior year. This decrease as a percentage of revenues is due in part to reduced freight costs and improved efficiencies in warehouse operations and reduced costs associated with outside bonded warehouses, as well as the effect of fixed selling and administrative expenses over a larger sales base.

     Interest Expense. Interest expense as a percentage of revenues for the six months ended September 30, 2002 decreased to 2.4% from 3.5% for the same period in the prior year. This decrease was due to a decrease in interest rates offset by the accretion of discounts associated with the original value of the warrants associated with the subordinated debt and by the change in the fair market value of the warrants based on the Black-Scholes calculation method which for the six months ended September 30, 2002 was approximately $0.4 million. This adjustment for the change of approximately $0.4 million was primarily due to the market price of our Common Stock at September 30, 2002, which was $4.29. As of September 30, 2002, the fair market value for our warrants was approximately $4.9 million.

     Net Income. Our net income for the six months ended September 30, 2002 increased $2,730,479, or 108.8%, to $5,240,655 as compared to $2,510,176 for the same period in the prior year. This increase in net income is due in part to an increase in operating income due to increased sales.

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues. Revenues for the three months ended September 30, 2002 increased $17.9 million to $166.9 million, representing a 12.1% gain as compared to revenues of $149.0 million for the three months ended September 30, 2001. This increase resulted from increased revenues from certain segments of our business as described below. The increased demand for our products resulted from an expanded customer base and increases in same store sales.

     Contributions to this increase in revenues by product segment are as follows: sales of brand name health and beauty aids, prestige designer fragrances and non-perishable food products increased 16.1% for the three months ended September 30, 2002 compared to the same period in fiscal 2001, due to increases in same store sales and an expanded customer base. Sales of prescription pharmaceuticals were flat when compared to the same period in the prior year. Our manufacturing subsidiary had a 234% increase in revenues for the three months ended September 30, 2002 as compared to the comparable period in the prior year. This increase was due to an agreement with a major consumer manufacturing company to produce under private label approximately $10.0 million in revenues, which will be shipped over the next 9 months.

     Gross Profit. Gross profit for the three months ended September 30, 2002 was $21.5 million, representing a 28.3% increase over gross profit of $16.8 million for the same period in the prior year. Gross profit as a percentage of sales increased to 12.9% for the three months ended September 30, 2002 from 11.3% when compared to the same period in the prior year. This increase is due to increasing sales of fragrance products which have higher gross profit margins in this quarter when compared to our other segments.

     Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, delivery, selling, general and administrative expenses for the three months ended September 30, 2002 increased $2,789,925 to $11.6 million from $8.8 million in the prior year. Warehouse, delivery, selling, general and administrative expenses increased as a percentage of revenues to 6.9% for the three months ended September 30, 2002 from 5.9% when compared to the same period in the prior year. This increase as a percentage of revenues is due in part to increased costs associated with our manufacturing subsidiary resulting from R&D expenses due to new hires and costs due to increased freight expense.

     Interest Expense. Interest expense as a percentage of revenues for the three months ended September 30, 2002 decreased to 1.4% from 3.0% for the same period in the prior year. This decrease was due to a decrease in interest rates and, to a larger extent, by the change in the fair market value of the warrants based on the Black-Scholes calculation method which for the three months ended September 30, 2002 was approximately $1.2 million offset by the accretion of discounts associated with the original value of the warrants associated with the subordinated debt. This adjustment for the change of approximately $1.2 million during this quarter was primarily due to the market price of our Common Stock at September 30, 2002, which was $4.29. As of September 30, 2002, the fair market value of our warrants was approximately $4.9 million.

     Net Income. Our net income for the three months ended September 30, 2002 increased $2,236,831 or 104%, to $4,562,582 as compared to $2,235,751 for the same period in the prior year. This increase in net income is due in part to an increase in operating income due to increased sales and the remainder is due to interest savings noted above.


LIQUIDITY AND CAPITAL RESOURCES

     Cash increased approximately $2.3 million to $3.6 million at September 30, 2002 from $1.2 million at the beginning of the fiscal year. Our cash balance was higher due to cash receipts on the last day of the quarter which were not remitted to offset our loan balance until after September 30, 2002.

     Operations for the six months ended September 30, 2002, excluding non-cash charges for depreciation and amortization, the change in the fair market value of the warrants, and deferred income taxes, provided cash of $7.2 million. This amount was offset by changes in assets and liabilities resulting from operating activities for the six months ended September 30, 2002, which used cash of $14.6 million, resulting in net cash used in operating activities of $7.4 million. Investing activities, which principally consisted of acquisitions of property, plant and equipment, resulted in a use of cash of $2.5 million for the six months ended September 30, 2002. For the six months ended September 30, 2002, financing activities provided cash of $12.2 million, principally consisting of increased borrowing and issuance of common stock from the exercise of options.

     At September 30, 2002, we had $199.7 million in borrowings and approximately $321,971 of unused credit under our $200 million credit facility. Our credit facility is secured by a security interest in certain of our assets and properties, including the capital stock of certain of our subsidiaries.

     Our working capital increased approximately $7.2 million to approximately $97.3 million at September 30, 2002 from approximately $90.1 million at March 31, 2002, primarily due to an increase in accounts receivable and inventories offset by higher related borrowings.

     We meet our working capital requirements from internally generated funds and from a financing agreement entered into on September 4, 2001 with a consortium of banks led by Congress Financial Corporation and Citibank, N.A. for financing our accounts receivable and inventory. As of September 30, 2002, we had $199,695,123 outstanding under our $200 million bank line of credit. The credit facility is secured by a security interest in most of our assets. Interest on the loan balance is payable at .25% per annum above the prime rate or 2.75% per annum above the Eurodollar rate at our option. The effective rate of interest charged to us at September 30, 2002 was 4.63%. We utilize cash generated from operations to reduce short-term borrowings which in turn acts to increase loan availability consistent with our financing agreement.

     During the quarter ended September 30 of fiscal year 2001, we issued to RFE Investment Partners, an institutional investor, $15,000,000 principal amount 12% Senior Subordinated notes due 2005 and seven year warrants exercisable to purchase 1,700,000 shares of our Class A common stock at $4.50 per share. The warrants are subject to a future put option; under certain circumstances, as defined, the investor has the right to put the warrants us after year five at a price of $8.00 per warrant. The change in the fair market value during the six months ending September 30, 2002 of these warrants resulted in non-cash interest of approximately $.4 million, which was primarily due to the market price of our Common Stock at September 30, 2002.

     Our accounts receivable increased to $110,420,413 as at September 30, 2002 from $109,655,884 as at March 31, 2002, representing an increase of 0.7%. This increase is due to an increase in sales.

     Inventories (including the amount classified as insurance claim receivable of approximately $86 million) increased by approximately $11.7 million, or 6.3% for the six months ended September 30, 2002 when compared to the fiscal year ended March 31, 2002. This increase in inventory was in anticipation of increased sales during fiscal 2003.

     In order for us to continue our growth, it will be necessary for us to obtain additional financing. We have had discussions with certain financial institutions concerning additional financing arrangements, and anticipated that such arrangements would be in place during the quarter ending September 30, 2002, or shortly thereafter. However, due to a warehouse fire that occurred at the Evergreen Warehouse Corp., a public warehouse located at 40 Noll Street in Brooklyn, New York, on September 25-26, 2002, these discussions with certain financial institutions have been temporarily suspended pending resolution of the insurance claims. The Company carries insurance with several insurance companies covering property damage caused by fire. The coverage consists of various insurance policies with different terms and conditions. The Company has recorded an insurance claim receivable of $86.6 million on its balance sheet representing the cost basis of the lost inventory. In addition, the Company has filed a claim with the insurance companies in the amount of $101 million representing the selling price of the lost inventory. Additionally, the Company's policies provide for business interruption and extra expense insurance up to a maximum of $35 million.

     In October 2002, the Company received a reservation of rights letter from its primary insurance carrier claiming that the warehouse fire appeared to be incendiary in nature. The insurance policies list the company's senior lenders as loss payees and may under certain circumstances obligate the insurance companies to indemnify the senior lenders regardless of any act or omission of the Company. The investigation by various parties as to the cause of the fire is ongoing. If payment by the insurance companies is delayed or if the amount of the payment is less than the sales price of the inventory, depending on the extent of the delay and the amount of the payment, there could be a material adverse effect on the Company's ability to finance its current operations at current levels. The Company has retained professionals to pursue insurance recovery.

Based upon current levels of operations we expect that sufficient cash flow will be generated from operations so that we will be able to meet all of our debt service, capital expenditure and working capital requirements for the next twelve months.

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

     If payment by the insurance companies of our insurance claim relating to the warehouse fire is delayed or if the amount of the payment is less than the sales price of the inventory, depending on the extent of the delay and the amount of the payment, there could be a material adverse effect on the Company's ability to finance its current operations at current levels


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective April 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 141" and "SFAS No. 142", respectively). These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Effective April 1, 2002, the Company has adopted the provisions of SFAS 142, which reduced amortization charges by $194,000.

     In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the first quarter of fiscal 2003. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has determined that as of September 30, 2002 these assets are not impaired.

     The following table presents pro forma net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                           Six Months Ended September 30     Three Months Ended September 30
                                                 2002             2001             2002              2001
                                                 ----             ----             ----              ----
Reported Net Earnings                        $5,240,655        $2,510,176      $ 4,562,582       $2,235,751
Add Back:  Goodwill amortization, net of          -0-             116,400              -0-           58,200
tax
Pro forma Net Earnings                       $5,240,655        $2,626,576      $ 4,562,582       $2,293,951
Basic net earnings per common share                 .69               .36             .58               .32
    Goodwill amortization, net of tax             -0-                 .02           -0-                 .01
    Pro forma net earnings                          .69               .38             .58               .33
Diluted net earnings per common share               .60               .36             .53               .32



    Goodwill amortization, net of tax             -0-                 .02           -0-                 .01
    Pro forma net earnings                          .60               .38             .53               .33
Weighted average common shares outstanding:
    Basic                                     7,569,516         6,885,131       7,854,140         6,933,249
    Diluted                                   8,742,006         6,912,755       8,556,564         6,962,865

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

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.): Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus will become effective for the Company on January 1, 2003. The adoption of Statement 146 is not currently expected to have a material effect on the financial position, results of operations or cash flows of the Company upon adoption.

     In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others". The SOP applies to any entity that lends to or finances the activities of others, and specifies accounting and disclosure requirements for entities that extend trade credit to customers and also provides specific guidance for other types of transactions specific to certain financial institutions. The SOP is effective for the Company beginning April 1, 2003 and the Company does not believe the recognition and measurement provisions within this SOP will result in a change in practice for is trade receivables or any other activities of the Company. The SOP also provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions, which the Company intends to include in its disclosures upon adoption.

CRITICAL ACCOUNTING POLICIES

     As disclosed in the annual report on Form 10-K for the fiscal year ended March 31, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to reserves for uncollectible accounts; inventory and obsolescence; property, plant, equipment and long-lived assets; goodwill; income taxes; and the valuation of our contingent put warrants. Since March 31, 2002, there have been no changes related to our critical accounting policies.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of management of the Company, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 12, 2002, the Company's annual meeting of stockholders was held (the "Meeting"). At the Meeting, the stockholders approved the following four matters:

     First, the election of Messrs. Victor Jacobs, Herman Jacobs, David Shamilzadeh, Jack Jacobs, Sol Naimark, Jeffrey Berg and Stuart Glasser as directors of the Company to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified. The number of votes cast for or withheld was as follows:

                                                      VOTES
                                                      -----
                                          FOR                    WITHHELD
                                          ---                    --------
Victor Jacobs                          10,742,394                761,515
Herman Jacobs                          10,744,104                759,805
David Shamilzadeh                      10,750,004                753,905
Jack Jacobs                            10,751,704                752,205
Sol Naimark                            10,867,665                636,244
Jeffrey Berg                           10,859,650                644,259
Stuart Glasser                         10,855,516                648,393

     Second, the approval of the Company's Second Amended and Restated 1996 Stock Option Plan. There were 10,104,160 votes cast "for" the matter, 1,357,514 votes cast "against" the matter and 42,235 abstentions.

     Third, the ratification of the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2003. There were 11,421,579 votes cast "for" the matter, 71,695 votes cast "against" the matter and 10,635 abstentions.

     Fourth, the approval of an amendment to the Company's restated certificate of incorporation to change the name of the Company. There were 11,364,805 votes cast "for" the matter, 104,029 votes cast "against" the matter and 35,075 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

     The following Exhibits are filed as a part of this report:

 Exhibit No.                                   Description
 -----------                                   -----------

      3.1 Certificate of Amendment to the Company's Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 12, 2002 (the "September 12 Certificate of Amendment").

       3.2 Certificate of Correction to the September 12 Certificate of Amendment, as filed with the Secretary of State of the State of Delaware on October 3, 2002.

(b)      Reports on Form 8-K

     During the quarter for which this report is filed, the Company filed: (i) a report on Form 8-K dated (date of earliest event reported) August 14, 2002, reporting under Item 9 - Regulation FD; and (ii) a report on Form 8-K dated (date of earliest event reported) September 26, 2002, reporting under Item 5 - Other Events. No financial statements were filed with these Reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 13, 2002          ALLOU HEALTHCARE, INC.

                                 By: /s/ David Shamilzadeh
                                     ------------------------------------------
                                     Name:  David Shamilzadeh
                                     Title: President, Principal Financial
                                            Officer and Principal Accounting
                                            Officer

                                   CERTIFICATE

I, Herman Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allou Healthcare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                     /s/ Herman Jacobs
                                            -----------------------------------
                                            Herman Jacobs
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                   CERTIFICATE

I, David Shamilzadeh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allou Healthcare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                  /s/ David Shamilzadeh
                                         ---------------------------------------
                                         David Shamilzadeh
                                         President, Principal Financial Officer
                                         and Principal Accounting Officer