Form 10-Q
period 2002-12-31
ALLOU HEALTH & BEAUTY CARE INC
filed 2003-02-14
CIK 846538

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


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

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Below are indicated the number of shares outstanding of each of the issuer's classes of common stock:

                    Class                         Outstanding as of February 10, 2003
                    ------                        -----------------------------------
Class A Common Stock, $.001 par value per share                6,735,351
Class B Common Stock, $.001 par value per share                1,200,000



================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----



Cautionary Statement...........................................................1

                         PART I - Financial Information

Item 1.  Financial Statements..................................................2
                  Consolidated Balance Sheets..................................2
                  Consolidated Statements Of Income (nine-month period)........3
                  Consolidated Statements Of Income (three-month period).......4
                  Consolidated Statements Of Cash Flows........................5
                  Notes To Consolidated Financial Statements...................6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21

Item 4.  Controls and Procedures..............................................21


                           PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K....................................22

Signature.....................................................................23

Certificates..................................................................24

Exhibits......................................................................26

         UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "WE," "US," "OUR," "ALLOU" OR THE "COMPANY" INCLUDE ALLOU HEALTHCARE, INC. AND OUR SUBSIDIARIES.


                              CAUTIONARY STATEMENT

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation," are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, which may include words such as "expect," "believe", "anticipate," "estimate," "plan," "project," "strategy" and "intend," involve certain known and unknown risks, uncertainties and other factors that may cause the statements to be materially different from actual future results. These factors include, among others: the competitive environment in the consumer health and beauty aids products industries; the availability of financing to fund the anticipated growth of our business; changes in consumer preferences and demographics; and the integration of any acquired business and operations.

ITEM 1.  FINANCIAL STATEMENTS

ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                         2002        March 31,
                                     ASSETS                                          (Unaudited)       2002
                                     ------                                         ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    578,347   $  1,245,521
   Accounts receivable, net of allowance for doubtful accounts
        of $2,517,396 and $2,297,396, respectively                                   123,990,597    109,655,884
   Inventories                                                                        76,536,562    185,470,903
   Inventory claim receivable (note 2)                                                84,886,630              -
   Prepaid inventory purchases                                                        19,464,860      7,707,085
   Prepaid and refundable income taxes                                                         -        324,526
   Other current assets                                                                3,880,905      1,990,326
   Deferred income taxes                                                               1,316,488      1,316,488
                                                                                    ------------   ------------
                  Total current assets                                               310,654,389    307,710,733
PROPERTY AND EQUIPMENT, net                                                           13,293,938     10,989,872
GOODWILL                                                                               4,086,732      4,086,732
OTHER ASSETS                                                                           2,153,712      2,077,438
DEFERRED INCOME TAXES                                                                     76,623         76,623
                                                                                    ------------   ------------
                  TOTAL ASSETS                                                      $330,265,394   $324,941,398
                                                                                    ============   ============

                         LIABILITIES & STOCKHOLDERS' EQUITY
                         ----------------------------------
CURRENT LIABILITIES:
   Line of credit                                                                   $188,950,762   $191,285,333
   Current portion of long-term debt and capital leases                                2,932,930      2,094,172
   Accounts payable and accrued expenses                                              21,650,453     24,240,501
   Income taxes payable                                                                1,001,274              -
                                                                                    ------------   ------------
                  Total current liabilities                                          214,535,419    217,620,006
                                                                                    ------------   ------------
LONG TERM LIABILITIES:
   Long-term debt and capital leases                                                   4,789,183      3,202,435
   Subordinated debt                                                                  12,642,348     11,859,348
   Common stock put warrants                                                           3,505,000      4,539,000
   Deferred income tax liability                                                         200,205        200,205
                                                                                    ------------   ------------
                  Total Long-term liabilities                                         21,136,736     19,800,988
                                                                                    ------------   ------------
                  TOTAL LIABILITIES                                                  235,672,155    237,420,994
                                                                                    ------------   ------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 par value; 1,000,000 shares authorized,
        none issued and outstanding                                                            -              -
   Class A Common Stock, $.001 par value; 15,000,000 shares authorized, 6,735,368
   and 6,051,397 shares issued and outstanding, respectively                               6,735          6,051
   Class B Common Stock, $.001 par value; 2,200,000 shares authorized, 1,200,000
   shares issued and outstanding                                                           1,200          1,200
   Additional paid-in capital                                                         36,285,480     33,133,207
   Retained earnings                                                                  60,941,566     54,379,946
   Stock purchase receivable from stockholders                                        (2,641,742)             -
                                                                                    ------------   ------------
                  TOTAL STOCKHOLDERS' EQUITY                                          94,593,239     87,520,404
                                                                                    ------------   ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $330,265,394   $324,941,398
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                     ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       For The Nine Months Ended
                                                                              December 31,

                                                                         2002           2001
                                                                     ------------   ------------
Revenues                                                             $471,052,985   $422,518,954

Cost of Revenues                                                      419,558,728    376,622,012
                                                                     ------------   ------------

                Gross Profit                                           51,494,257     45,896,942
                                                                     ------------   ------------

Operating Expenses
------------------

   Warehouse and Delivery                                              11,787,939      9,429,659
   Selling, General and Administrative                                 19,397,502     16,225,349
                                                                     ------------   ------------

         Total Expenses                                                31,185,441     25,655,008
                                                                     ------------   ------------

         Income From Operations                                        20,308,816     20,241,934
                                                                     ------------   ------------

Other Charges
-------------

   Interest Expense - Net                                               9,374,197     12,982,236
                                                                     ------------   ------------

         Income Before Income Taxes                                    10,934,619      7,259,698

   Provision for Income Taxes                                           4,373,000      2,758,000
                                                                     ------------   ------------

                NET INCOME                                           $  6,561,619   $  4,501,698
                                                                     ============   ============



Earnings Per Common Share
-------------------------

       Basic                                                         $        .85   $        .65
                                                                     ============   ============

       Diluted                                                       $        .77   $        .64
                                                                     ============   ============

Weighted Average Common Shares Used in Computing Per Share Amounts
------------------------------------------------------------------

       Basic                                                            7,691,879      6,909,655
                                                                     ============   ============

       Diluted                                                          8,479,742      6,988,536
                                                                     ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                     ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     For The Three Months Ended
                                                            December 31,

                                                        2002           2001
                                                    ------------   ------------

Revenues                                            $156,776,174   $163,306,563

Cost of Revenues                                     141,772,466    147,832,494
                                                    ------------   ------------

                Gross Profit                          15,003,708     15,474,069
                                                    ------------   ------------

Operating Expenses
------------------

   Warehouse and Delivery                              4,139,484      3,324,367
   Selling, General and Administrative                 6,675,027      5,137,853
                                                    ------------   ------------

         Total Expenses                               10,814,511      8,462,220
                                                    ------------   ------------

         Income From Operations                        4,189,197      7,011,849
                                                    ------------   ------------

Other Charges
-------------

   Interest Expense - Net                              1,988,233      3,787,327
                                                    ------------   ------------

         Income Before Income Taxes                    2,200,964      3,224,522

   Provision for Income Taxes                            880,000      1,233,000
                                                    ------------   ------------

                NET INCOME                          $  1,320,964   $  1,991,522
                                                    ============   ============



Earnings Per Common Share
-------------------------

       Basic                                        $        .17   $        .29
                                                    ============   ============

       Diluted                                      $        .16   $        .28
                                                    ============   ============

Common Shares Used in Computing Per Share Amounts
-------------------------------------------------

       Basic                                           7,935,269      6,958,435
                                                    ============   ============

       Diluted                                         8,080,393      7,228,959
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                     ALLOU HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For The Nine Months Ended
                                                                                December 31,
                                                                            2002               2001
                                                                        ------------        ------------
Cash Flows From Operating Activities
------------------------------------

     Net Income                                                         $  6,561,619        $  4,501,698

Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:

     Depreciation and Amortization                                         1,161,901           1,012,857
     Non-Cash Interest (Benefit) Expense                                    (251,000)            386,291
     Common Stock Issued for Compensation                                    250,000                 -0-

Changes In Assets and Liabilities:
----------------------------------------------

     Accounts Receivable                                                 (14,334,713)       (19,404,432)
     Inventories and Inventory Claim Receivable                           24,047,711           4,388,951
     Prepaid Inventory Purchases and Other Assets                        (13,673,379)         (4,255,997)
     Accounts Payable and Accrued Expenses                                (2,590,048)          2,249,029
     Income Taxes Payable                                                  1,001,274                 -0-
                                                                        ------------        ------------
         Total                                                            (4,388,254)        (15,623,301)
                                                                        ------------        -----------

         Net Cash Provided by (Used In) Operating Activities               2,173,365        (11,121,603)
                                                                        ------------        ------------

Cash Flows Used in Investing Activities
---------------------------------------

     Acquisition of Property and Equipment                                (3,192,689)         (2,859,406)
                                                                        ------------        ------------

Cash Flows From Financing Activities
------------------------------------

     Net Increase (Decrease) in Line of Credit                            (2,334,571)         14,580,218
     Borrowings                                                            4,703,800          2,482,571
     Repayment of Debt                                                    (2,278,294)         (1,416,918)
     Net Proceeds From Exercise of Options and Warrants                      261,215                -0-
                                                                        ------------        ------------

         Net Cash Provided By Financing Activities                           352,150          15,645,871
                                                                        ------------        ------------

              (DECREASE)  INCREASE IN CASH                                  (667,174)          1,664,862


              CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,245,521             263,774
                                                                        ------------        ------------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    578,347        $  1,928,636
                                                                        ============        ============


Supplemental Disclosures of Cash Flow Information:
   Cash Paid For:
     Interest                                                           $  9,702,373        $ 13,566,920
     Income Taxes                                                       $  3,047,200        $    521,935

   Non-Cash Financing Activities:
     Common Stock Issued for Debt Repayment                                      -0-        $    500,000
     Notes Received in Connection with the Exercise
       of Common Stock Options                                          $  2,641,742        $       -0-

The accompanying notes are an integral part of these consolidated financial statements.

                     Allou Healthcare, Inc. and subsidiaries
                   notes to consolidated financial statements


1. The accompanying interim consolidated financial statements of Allou Healthcare, Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 2002. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair presentation of results for the interim periods. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

2. On September 25-26, 2002, an extensive fire occurred at a public warehouse in Brooklyn, New York which is used by the Company and other tenants to store goods. The warehouse is operated by an entity unrelated to the Company. The operator leases the warehouse facility from an entity owned by relatives of certain officers of the Company. The Company recorded an insurance claim receivable of $86.6 million on its balance sheet representing the cost basis of the lost inventory, and has filed a claim with the insurance companies in the amount of $101 million, representing the selling price of the lost inventory. If the Company receives the entire amount of this $101 million insurance claim, the Company would recognize a gain of $14.4 million. In addition, the Company's policies provide for business interruption and extra expense insurance up to a maximum of $35 million. During December 2002, the Company received $1,700,279, representing the net proceeds of salvageable inventory, representing approximately $12,000,000 of inventory at the Company's cost. This has been reflected as a reduction of the inventory claim receivable.

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

                                                        Nine months ended                 Three months ended
                                                          December 31,                       December 31,
                                                    ----------------------------       ----------------------------
                                                       2002             2001              2002             2001
                                                     ---------         ---------        ---------         ---------
Basic                                                7,691,879         6,909,655        7,935,269         6,958,435
Assumed exercise of stock options                      787,863            78,881          145,124           270,524
                                                     ---------         ---------        ---------         ---------
Diluted                                              8,479,742         6,988,536        8,080,393         7,228,959
                                                     =========         =========        =========         =========

Potentially dilutive securities excluded from
computation because they are anti-dilutive             859,600         4,111,585        3,230,115         1,522,150
                                                     =========         =========        =========         =========

         Net income as presented in the unaudited consolidated statements of income is used as the numerator in the EPS calculation for both the basic and diluted computations.

4. During fiscal 2001, the Company issued to an institutional investor an aggregate of $15,000,000 of 12%
senior subordinated notes due July 2005 and seven year warrants to purchase an aggregate of 1,700,000 shares of the Company's Class A Common Stock at $4.50 per share. The exercise price of the warrants is subject to increase if the Company meets certain earnings and revenue targets. In the event that these warrants have not been converted to common stock, the investor may have the right, under certain circumstances, presently to be based on financial results for the year ending March 31, 2003, to put the warrants to the Company after five years at a price of $8 per warrant. These warrants were initially valued at $4,314,006 using the Black-Sholes Pricing Model. The initial value of the warrants was established as a discount to the subordinated debt, and this discount is being accreted over the life of the subordinated notes. Included in interest expense for the nine months ended December 31, 2002 and 2001 are $783,000 and $462,216 representing such accretion. Included in interest expense for the three months ended December 31, 2002 and 2001 are $261,000 and $154,072 representing such accretion.

     The value of these contingent put warrants has been reflected as a liability in the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are marked to market through earnings on a quarterly basis. The value of these warrants at December 31, 2002 is $3,505,000. Interest expense for the nine months ended December 31, 2002 was reduced by $1,034,000 representing the change in value of these warrants from April 1, 2002 through December 31, 2002. Interest expense for the three months ended December 31, 2002 was reduced by $1,415,220 representing the change in value of these warrants from September 1, 2002 through December 31, 2002. Interest expense for the nine months ended December 31, 2001 was reduced by $75,925 representing the change in the value of these warrants from April 1, 2001 through December 31, 2001. Included in interest expense for the three months ended December 31, 2001 is $166,845 representing the change in value of these warrants through December 31, 2001.

5. On July 12, 2002, certain officers of the Company exercised options to purchase 598,500 shares of Class A common stock pursuant to stock options previously granted to them. In connection with those exercises, these officers executed promissory notes totaling $2,641,742 due three years after the date of execution together with interest payable at 5% per annum. This amount is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The accounting rules applicable to the present terms of these notes require the value of the issued stock to be marked to market each reporting period, while the notes are outstanding, which may add to earnings volatility.

6. In accordance with EITF Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs", the Company's shipping and handling costs, billed to customers, are included in revenue. The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses. Shipping and handling billed to customers and included in revenues for the periods ended December 31, 2002 and 2001 was not material. Shipping and handling costs totaled approximately $3,306,048 and $2,512,012, for the nine months ended December 31, 2002 and 2001, respectively. Shipping and handling costs totaled approximately $1,184,865 and $1,399,712 for the three months ended December 31, 2002 and 2001, respectively.

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

141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Effective April 1, 2002, the Company has adopted the provisions of SFAS 142, which reduced amortization charges by $291,000 for the nine months ended December 31, 2002.

     In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2003 and its final testing during the second quarter. That effort, and our assessments of our identifiable intangible assets, indicated that no adjustment was required upon adoption of this pronouncement. The Company has determined that as of December 31, 2002 these assets are not impaired.

     The following table presents pro forma net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.


                                                                 Nine months ended                        Three months ended
                                                                    December 31,                              December 31,
                                                         --------------------------------        ----------------------------------
                                                            2002                  2001               2002                2001
                                                            ----                  ----               ----                ----
Reported Net Income                                      $6,561,619        $   4,501,698          $1,320,964       $   1,991,522
         Add Back:
         Goodwill amortization, net of tax                      -0-              174,600                 -0-              58,200
                                                         ----------        -------------          ----------       -------------
Pro forma Net Income                                     $6,561,619        $   4,676,298          $1,320,964       $   2,049,722
                                                         ==========        =============          ==========       =============
Basic earnings per common share                          $      .85        $         .65          $      .17       $         .29
         Goodwill amortization, net of tax                      -0-                  .03                 -0-                 .01
         Pro forma basic earnings per common share       $      .85        $         .68          $      .17       $         .30
                                                         ==========        =============          ==========       =============
Diluted earnings per common share                        $      .77        $         .64          $      .16       $         .28
         Goodwill amortization, net of tax                      -0-                  .03                 -0-                 .01
         Pro forma diluted earnings per common share     $      .77        $         .67          $      .16       $         .29
                                                         ==========        =============          ==========       =============
Weighted average common shares outstanding:
         Basic                                            7,691,879            6,909,655           7,935,269           6,958,435
         Diluted                                          8,479,742            6,988,536           8,080,393           7,228,959

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for retirement obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the Company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the Company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. We do not anticipate that the adoption of SFAS No. 143 in our fiscal year 2004 will have a material effect on our results of operations and financial condition.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 as of April 1, 2002; adoption of SFAS 144 did not have a material impact on the Company's consolidated financial results.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, "SFAS No. 44,
"Accounting  for  Intangible  Assets  of  Motor  Carriers,"  and  SFAS  No.  64,
"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement is not expected to have an effect on the Company's financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on our results of operations and financial condition.

     In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of Fin 45 will be effective for any guarantees that are issued or modified after December 31, 2002. Management does not expect the adoption of Fin 45 to have a material impact on the Company's financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of this is not expected to have a significant effect on the Company's financial position and results of operations.

     In November 2002, the Emerging Issues Task Force reached consensus on issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16"). The consensus requires that certain cash consideration received by a customer from a vendor should be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, that presumption is overcome if certain criteria are met. If the presumption is overcome, the consideration would be presented as revenue if it represents a payment for goods or services provided by the reseller to the vendor, or as an offset to an expense if it represents a reimbursement of a cost incurred by the reseller. EITF 02-16 should be applied in annual and interim financial statements for fiscal periods beginning after December 15, 2002. The Company believes the impact of EITF will have no effect on its consolidated financial statements as the Company currently observes the provisions of this consensus.

7. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or a different customer base.

The Company evaluates the performance of its segments based on segment profit, which includes the overhead charges directly attributable to the segment and excludes certain expenses, which are managed outside the reportable segments. Corporate expenses such as income taxes are being allocated to the wholesale distribution segment only.

     Segment data for the nine months ended December 31, 2002 and 2001 was as follows:


                                                Wholesale       Pharmaceuticals
                                              Distribution       Distribution             Manufacturing          Consolidated
                                              ------------       ------------             -------------          ------------
Nine months ended December 31, 2002

  Revenue                                    $314,648,532          $147,099,451          $  9,305,002           $471,052,985
  Depreciation and Amortization                   840,277                10,674               310,950              1,161,901
  Income (Loss)
    Before Taxes                               11,724,355             1,340,486            (2,130,222)            10,934,619
  Segment Assets                              274,720,114            32,822,943            22,722,337            330,265,394

Nine months ended December 31, 2001

  Revenue                                    $256,559,989          $159,420,794          $  6,538,171           $422,518,954
  Depreciation and Amortization                   796,685                 9,647               206,525              1,012,857
  Income (Loss)
    Before Taxes                                5,089,703             4,318,682            (2,148,687)             7,259,698
  Segment Assets                              254,378,443            52,831,427            10,023,552            317,233,422

 Segment data for the three months ended December 31, 2002 and 2001 was as follows:

                                                Wholesale       Pharmaceuticals
                                              Distribution       Distribution             Manufacturing          Consolidated
                                              ------------       ------------             -------------          ------------

Three months ended December 31, 2002

  Revenue                                    $117,792,422          $ 35,148,728          $  3,835,024           $156,776,174
  Depreciation and Amortization                   281,759                 4,125               103,650                389,534
  Income (Loss)
    Before Taxes                                3,316,223                86,830            (1,202,089)             2,200,964
  Segment Assets                              274,720,114            32,822,943            22,722,337            330,265,394

Three months ended December 31, 2001

  Revenue                                    $108,923,699          $ 52,214,625          $  2,168,239           $163,306,563
  Depreciation and Amortization                   294,127                 1,397                40,275                335,799
  Income (Loss)
    Before Taxes                                4,322,348               541,817            (1,639,643)            3,224,522
  Segment Assets                              254,378,443            52,831,427            10,023,552            317,233,422


8. Subsequent Event - On January 31, 2003, the Company entered into an operating lease for a 125,000 square foot facility located in Simi Valley, CA. This location will be utilized by our manufacturing subsidiary, Stanford Personal Care Manufacturing. The rental agreement calls for monthly payments of approximately $70,000 and expires in five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     We distribute consumer personal care products and prescription pharmaceuticals on a national basis. We also manufacture upscale hair and skin care products for sale under private labels. Our consumer personal care products distribution business includes prestige brand name designer fragrances, brand name health and beauty aids products and non-perishable packaged food items. Our prescription pharmaceuticals distribution business includes both brand name and generic pharmaceutical products. For the nine months ended December 31, 2002, our revenues have grown by approximately 11.5% through internal growth when compared to the same period in the prior year.

     Distribution of consumer personal care products accounted for approximately 67.0% of our revenues during the nine months ended December 31, 2002, and 60.5% of our revenues for the nine months ended December 31, 2001. Distribution of prescription pharmaceutical products accounted for approximately 31.0% of our revenues during the nine months ended December 31, 2002, and 38.0% of our revenues during the nine months ended December 31, 2001. Manufacture and distribution of hair and skin care products accounted for approximately 2.0% of our revenues during the nine months ended December 31, 2002 and 1.5% of our revenues for the nine months ended December 31, 2001.

     On September 25-26, 2002, an extensive fire occurred at Evergreen Warehouse Corp., a public warehouse, located at 40 Noll Street in Brooklyn, New York. The warehouse, which is used by us and other tenants to store goods, is operated by an entity unrelated to us. The operator of the warehouse leases the warehouse facility from an entity owned by relatives of certain of our officers. Our cost basis of inventory that had been stored in this warehouse was $86.6 million. We were able to salvage and sell a portion of this inventory for net proceeds of $1.7 million; the remaining $84.9 million of this inventory was destroyed and is recorded on our balance sheet as an insurance claim receivable. The timing and amount of any payment we receive as a result of our insurance claims with respect to this inventory will have a material effect on our ability to finance our operations at current levels.

     Because the warehouse fire reduced the amount of inventory we had available for sale to customers, our level of operations was reduced in the third quarter ended December 31, 2002. The resulting reduced cash flow limited the amount of product purchases we could make, and thereby limited the sales by those segments from the levels that might otherwise have been achieved. In addition, pending the outcome of our insurance claim receivable, we modified our business practices in both the consumer products and pharmaceuticals segments to place greater emphasis on products with shorter time periods between purchase and sale, and by pricing these products to ensure timely sale. We took these steps in order to reduce the possibility for volatility in our sales levels and to maintain our customer relationships. Because products with shorter time periods between purchase and sale generally have lower profit margins, and because we aggressively priced many of these products, our gross profit as a percentage of sales declined during the third quarter ended December 31, 2002. This revised procurement and marketing policy had a greater impact on our pharmaceuticals segment compared with our consumer personal products segment.

     Our operating results for the nine and three months ended December 31, 2002 and 2001 expressed as a percentage of sales were as follows:


                           Statements of Income Items
                          As a Percentage of Net Sales

                                                          FOR THE NINE MONTHS
                                                            ENDED DECEMBER 31

                                                            2002         2001
                                                            ----         ----
     Net sales                                            100.0%       100.0%
     Costs of goods sold                                   89.1%        89.1%
                                                          -------------------
     Gross profit                                          10.9%        10.9%
     Warehouse & delivery expenses                          2.5%         2.2%
     Selling, general and administrative expenses           4.1%         3.9%
                                                          -------------------
     Operating income                                       4.3%         4.8%
     Net interest expense                                   2.0%         3.0%
                                                          -------------------
     Income before income tax                               2.3%         1.8%
     Income tax provision                                   0.9%         0.7%
                                                          -------------------
     Net income                                             1.4%         1.1%
                                                          ===================


                                                          FOR THE THREE MONTHS
                                                           ENDED DECEMBER 31

                                                           2002          2001
                                                           ----          ----
      Net sales                                           100.0%       100.0%
      Costs of goods sold                                  90.4%        90.5%
                                                          -------------------
      Gross profit                                          9.6%         9.5%
      Warehouse & delivery expenses                         2.6%         2.0%
      Selling, general and administrative expenses          4.3%         3.2%
                                                          -------------------
      Operating income                                      2.7%         4.3%
      Net interest expense                                  1.3%         2.3%
                                                          -------------------
      Income before income tax                              1.4%         2.0%
      Income tax provision                                  0.6%         0.8%
                                                          -------------------
      Net income                                            0.8%         1.2%
                                                          ===================

THE NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2001

     Revenues. Revenues for the nine months ended December 31, 2002 increased $48.5 million to $471.0 million, representing an 11.5% gain as compared to revenues of $422.5 million for the nine months ended

December 31, 2001. The increased demand for our products resulted from an expanded customer base and increases in same store sales. The increase in revenues for the nine months ended December 31, 2002 resulted from increased revenues from certain segments of our business as follows.

     Sales of brand name health and beauty aids, prestige designer fragrances and non-perishable food products, increased 23% for the nine months ended December 31, 2002 compared to the same period in fiscal 2001, due to increases in same store sales and an expanded customer base. Sales of prescription pharmaceuticals decreased 7.7% in the comparable period. This decrease in revenues was due to our revised product purchasing and marketing policies which we were required to implement in response to the circumstances resulting from the warehouse fire of September 25-26, 2002 and the reduced level of cash available to us for product purchases during the three months ended December 31, 2002. Reduced cash availability for product purchases in turn was due primarily to the reduction in sales resulting from the warehouse fire of September 25-26, 2002 and the insurance companies' failure to date to make any payment in respect of our insurance claim. Our manufacturing subsidiary had a 42% increase in revenues for the nine months ended December 31, 2002 as compared to the comparable period in the prior year. This increase was due in part to the partial fulfillment of manufacturing contracts awarded to the company amounting to approximately $10.0 million in revenues from a major consumer manufacturing company.

     Gross Profit. Gross profit for the nine months ended December 31, 2002 was $51.5 million, representing an 11.9% increase over gross profit of $46.0 million for the same period in the prior year. Gross profit as a percentage of sales remained at 10.9% for the nine months ended December 31, 2002, which was the same level for the nine months ended December 31, 2001.

     Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, delivery, selling, general and administrative expenses for the nine months ended December 31, 2002 increased $5.5 million, or 21.6% to $31.1 million from $25.6 million in the prior year. Warehouse, delivery, selling, general and administrative expenses increased as a percentage of revenues to 6.6% for the nine months ended December 31, 2002 from 6.1% when compared to the same period in the prior year. This increase as a percentage of revenues is due to increases in insurance costs, new hires and professional expenses incurred due to the warehouse fire of September 25-26, 2002.

     Interest Expense. Interest expense as a percentage of revenues for the nine months ended December 31, 2002 decreased to 1.9% from 3.1% for the same period in the prior year. This decrease was due to a decrease in interest rates offset by the accretion of discounts associated with the original value of the warrants associated with the subordinated debt and by the change in the fair market value of the warrants based on the Black-Scholes calculation method which for the nine months ended December 31, 2002 was approximately $1.0 million. This adjustment for the change of approximately $1.0 million was primarily due to the market price of our Common Stock at December 31, 2002, which was $2.67. As of December 31, 2002, the fair market value for our warrants was approximately $3.5 million.

     Income Tax Expense. We recorded an income tax expense of $4.3 million for the nine months ended December 31, 2002 compared to $2.8 million for the nine months ended December 31, 2002. The increase of $1.6 million, or 59.0%, is attributable to higher earnings during the current period compared to the prior period in addition to a higher effective income tax rate of 39.9% for the nine months ended December 31, 2002 compared to 37.9% for the nine months ended December 31, 2001.

     Net Income. Our net income for the nine months ended December 31, 2002 increased $2,059,921 or 45.7%, to $6,561,619 as compared to $4,501,698 for the same period in the prior year. This increase in net income is primarily due to the reasons described above.

THE THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

     Revenues. Revenues for the three months ended December 31, 2002 decreased $6.5 million to $156.8 million, representing a 4.0% reduction as compared to revenues of $163.3 million for the three months ended December 31, 2001. This decrease in revenues for the three months ended December 31, 2002 resulted from decreased revenues from certain segments of our business as follows.

     Sales of brand name health and beauty aids, prestige designer fragrances and non-perishable food products, increased 8.1% for the three months ended December 31, 2002 compared to the same period in fiscal 2001. Because of the financial constraints resulting from the September 25-26, 2002 warehouse fire and the product purchasing and pricing policies we were required to implement in response to the circumstances we faced as a result of that fire, the level of growth in this segment was lower than it otherwise might have been. Sales of prescription pharmaceuticals decreased 33% for the three months ended December 31, 2002 compared to the same period in fiscal 2001, again due to the same financial constraints and product purchasing and pricing policy changes as a result of the warehouse fire. Our manufacturing subsidiary had a 77% increase in revenues for the three months ended December 31, 2002 as compared to the comparable period in the prior year. This increase was due to in part to an agreement with a major consumer manufacturing company to produce under private label approximately $10.0 million in hair care products which has been partially shipped during this period with the balance to be shipped over the next six months.

     Gross Profit. Gross profit for the three months ended December 31, 2002 was $15.0 million, representing a 3.0% decrease from gross profit of $15.5 million for the same period in the prior year. This decrease in gross profit resulted from the financial constraints and product purchasing and pricing policy changes as a result of the warehouse fire discussed above. Gross profit as a percentage of sales for the period remained relatively stable at 9.6% for the three months ended December 31, 2002 compared with 9.5% for the same period in the prior year

     Warehouse, Delivery, Selling, General and Administrative Expenses. Warehouse, delivery, selling, general and administrative expenses for the three months ended December 31, 2002 increased $2.3 million, or 27.8%, to $10.8 million from $8.5 million in the prior year. Warehouse, delivery, selling, general and administrative expenses increased as a percentage of revenues to 6.9% for the three months ended December 31, 2002 from 5.2% when compared to the same period in the prior year. This increase as a percentage of revenues was due in part to increased costs associated with our manufacturing subsidiary including R&D expenses associated with manufacturing contracts, additional employment costs and increased rent and insurance expenses.

     Interest Expense. Interest expense as a percentage of revenues for the three months ended December 31, 2002 decreased to 1.3% from 2.3% for the same period in the prior year. This decrease was due to a decrease in interest rates offset by the accretion of discounts associated with the original value of the warrants associated with the subordinated debt and, to a larger extent, by the change in the fair market value of the warrants based on the Black-Scholes calculation method which for the three months ended December 31, 2002 was approximately $1.4 million. This adjustment for the change of approximately $1.4 million was primarily due to the market price of our Common Stock at December 31, 2002, which was $2.67. As of December 31, 2002, the fair market value for our warrants was approximately $3.5 million.

     Income Tax Expense. We recorded an income tax expense of $880 thousand for the three months ended December 31, 2002 compared to $1.2 million for the three months ended December 31, 2002. The decrease of $353 thousand, or 28.6%, is attributable to lower earnings during the current quarter compared to the prior period.

     Net Income. Our net income for the three months ended December 31, 2002 decreased $670,538, or 33.7%, to $1,320,964 as compared to $1,991,522 for the same period in the prior year. This decrease in net income is due primarily to decreased revenue levels, decreased profit margins and increases in warehouse, delivery, selling, general and administrative expenses, all as described above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased approximately $667 thousand to $578 thousand at December 31, 2002 from $1.2 million at the beginning of the fiscal year. We maintain a minimum cash balance sufficient to meet our daily operational needs. All excess cash is used to reduce debt thereby lowering interest expense.

     At December 31, 2002, we had $189.0 million in borrowings and approximately $11.0 million of unused credit under our $200 million credit facility. Availability under this credit facility is based on a formula applied to eligible accounts receivable, eligible inventory and our insurance claim receivable. Our credit facility is secured by a security interest in certain of our assets and properties, including the capital stock of certain of our subsidiaries.

     Our working capital increased approximately $6.1 million to approximately $96.1 million at December 31, 2002 from approximately $90.0 million at March 31, 2002, primarily due to an increase in accounts receivable and reduced borrowings.

     We meet our working capital requirements from internally generated funds and from a financing agreement entered into on September 4, 2001 with a consortium of banks led by Congress Financial Corporation and Citibank, N.A. for financing our accounts receivable and inventory. As of December 31, 2002, we had $189.0 million outstanding under our $200 million bank line of credit. The credit facility is secured by a security interest in most of our assets. Interest on the loan balance is payable at .25% per annum above the prime rate or 2.75% per annum above the Eurodollar rate at our option. The effective rate of interest charged to us at December 31, 2002 was 4.83%. We utilize cash generated from operations to reduce short-term borrowings which in turn acts to increase loan availability consistent with our financing agreement.

     During the quarter ended September 30 of fiscal year 2001, we issued to RFE Investment Partners, an institutional investor, $15,000,000 principal amount 12% Senior Subordinated notes due 2005 and seven year warrants exercisable to purchase 1,700,000 shares of our Class A common stock at $4.50 per share. Under certain circumstances the investor has the right to require us to repurchase the warrants after five years at a price of $8.00 per warrant. The change in the fair market value of these warrants resulted in a non-cash interest reduction of approximately $1.4 million, which was primarily due to the market price of our Common Stock at December 31, 2002.

     Our accounts receivable increased to $123,990,597 as of December 31, 2002 from $109,655,884 as of March 31, 2002, representing an increase of 13.1%. This increase is due to an increase in sales.

     Inventories decreased by approximately $108.9 million, or 58.7%, for the three months ended December 31, 2002 when compared to the fiscal year ended March 31, 2002. This decrease in inventory was primarily due to the inventory loss resulting from the warehouse fire of September 25-26, 2002, to our revised product purchasing and marketing policies which we were required to implement in response to the circumstances resulting from that fire and to the reduced level of cash available to us for product purchases during the three months ended December 31, 2002. Reduced cash availability for product purchases in turn was due primarily to the reduction in sales resulting from the warehouse fire and the insurance companies' failure to date to make any payment in respect of our insurance claim.

     In order for us to stabilize our level of sales and to achieve growth, it will be necessary for us to obtain additional financing. We have had discussions with certain financial institutions concerning additional financing arrangements, and anticipated that such arrangements would be in place during the quarter ending September 30, 2002, or shortly thereafter. However, due to the September 25-26, 2002 warehouse fire, these discussions with certain financial institutions have been suspended pending resolution of the insurance claims. The Company carried insurance with several insurance companies covering the merchandise lost in the fire. The Company has recorded an insurance claim receivable of $84.9 million on its balance sheet representing the cost basis of the lost inventory. In addition, the Company has filed a claim with the insurance companies in the amount of $101 million representing the selling price of the lost inventory. The Company's policies provide for business interruption and extra expense insurance up to a maximum of $35 million resulting from this incident.

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

     Operations for the nine months ended December 31, 2002, excluding non-cash charges for depreciation and amortization, the change in the fair market value of the warrants, and deferred income taxes, provided cash of $7.7 million. This amount was offset by changes in assets and liabilities resulting from operating activities for the nine months ended December 31, 2002, which used cash of $5.6 million, resulting in net cash provided by operating activities of $2.1 million. Investing activities, which principally consisted of acquisitions of property, plant and equipment, resulted in a use of cash of $3.2 million for the nine months ended December 31, 2002. For the nine months ended December 31, 2002, financing activities provided cash of $0.4 million, principally consisting of the issuance of common stock from the exercise of options.

     Subsequent Event. On January 31, 2003, the Company entered into an operating lease for a 125,000 square foot facility located in Simi Valley, CA. This location will be utilized by our manufacturing subsidiary, Stanford Personal Care Manufacturing. The rental agreement calls for monthly payments of approximately $70,000 and expires in five years.

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

     Reserves for Uncollectible Accounts. At December 31, 2002, our accounts receivable balance was $123.9 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. During the nine months ended December 31, 2002, we increased our reserve for uncollectible accounts by approximately $220 thousand, bringing the total of that reserve to approximately $2.5 million at December 31, 2002. We did not write off any receivables during the nine months ended December 31, 2002.

     Inventory Obsolescence Estimates. We take physical inventories in each of our significant warehouse locations at or near the end of each fiscal year. Inventories at the balance sheet dates are valued using the lower of average cost or market reduced by estimated inventory obsolescence reserves. These estimates are based on an inventory analysis of the movement and expiration dates of specific inventory items. In addition, we may return health and beauty aids and prescription pharmaceutical products to our suppliers for full credit if the products are damaged, their shelf life has expired, or they are otherwise not saleable.

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

     Long Lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.

     Goodwill. Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Goodwill and other intangible assets that have an indefinite life are not amortized. On an annual basis, we will test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we will use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

FACTORS THAT COULD IMPACT OUR FINANCIAL CONDITION

     The timing and amount of any payment in respect of our insurance claim will have a significant effect on our ability to finance our operations. We carry an insurance claim receivable of $84.9 million on our balance sheet, which amount represents the cost basis of inventory destroyed by the September 25-26, 2002 warehouse fire. If payment by the insurance companies is delayed or if the amount of the payment is less than the sales price of the lost inventory, depending on the extent of the delay and the amount of the payment, there could be a material adverse effect on the Company's ability to finance its current operations at current levels. The Company has retained professionals to pursue insurance recovery.

     If our banks reduce our borrowing limits due to the loss of inventory from the warehouse fire, we would not be able to continue operations at current levels. The credit available to us under our bank facility is based on the amount of our inventory and accounts receivable. Since the warehouse fire of September 25-26, 2002 destroyed $86.6 million of inventory, our banks have continued to extend credit to us based on a borrowing base that included the $86.6 million we recorded as an insurance claim receivable. As requested by the banks, we intend to use the amount received from the insurance claim to pay down the outstanding balance under the bank facility. The banks initially stated that they would continue to lend against a borrowing base that included the insurance claim only until December 31, 2002, but have extended that date to January 31, 2003 and again to February 28, 2003. We have worked with the banks and their attorneys to keep them apprised of the status of our insurance claim. There can be no assurance that the banks will extend their current practice of lending against the insurance claim beyond February 28, 2003. If we do not receive payment of the insurance claim before February 28, 2003 or the banks do not extend their current practice of lending against the insurance claim beyond such date, we would not be able to continue operations at current levels.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The following Exhibits are filed as a part of this report:

99.01    Chief Executive Officer Certification................................26

99.02    Chief Financial Officer Certification................................27

(b)      Reports on Form 8-K

     During the quarter for which this report is filed we did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 13, 2003                ALLOU HEALTHCARE, INC.


                                        By: /s/ David Shamilzadeh
                                       -----------------------------------------
                                            Name:  David Shamilzadeh
                                            Title: President, Principal
                                                   Financial Officer and
                                                   Principal Accounting Officer

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

Date: February  13, 2003                        /s/ Herman Jacobs
                                                --------------------------------
                                                Herman Jacobs
                                                Chief Executive Officer
                                                (Principal Executive Officer)

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

Date: February  13, 2003                       /s/ David Shamilzadeh
                                               ---------------------------------
                                               Name: David Shamilzadeh
                                               President, Principal Financial
                                               Officer and Principal Accounting
                                               Officer